Form 10-Q
period 1995-06-30
INTERCONTINENTAL LIFE CORP
filed 1995-08-14
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549




                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



          For the Quarterly Period Ended June 30, 1995
          Commission File Number 2-39310


                          INTERCONTINENTAL LIFE CORPORATION


                New Jersey                        22-1890938      (State of
          Incorporation)  (I.R.S. Employer Identification Number)


          The Austin Centre,701 Brazos, 12th Floor
          Austin, Texas                                           78701
          (Address of principal executive offices)           (Zip Code)

          Registrant's telephone number, including area code (512)404-5000



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            YES  X    NO



          Number of common shares outstanding ($.22 Par Value) at end of period: 4,138,329.




                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                            Page No.

          Part I - Financial Information

          Consolidated Balance Sheets
               June 30, 1995 and December 31, 1994...............3-4

          Consolidated Statements of Income
               For the three and six month periods ended
               June 30, 1995 and 1994............................5-6

          Consolidated Statements of Cash Flows
               For the three and six month periods ended
               June 30, 1995 and 1994............................7-8

          Notes to Consolidated Financial Statements...............9

          Management's Discussion and Analysis of
               Financial Conditions and Results of Operations..10-16

          Part II

          Computations of Earnings Per Share...................17-18

          Part III

          Other Information.......................................19

          Signature Page..........................................20



          Item 1.   Financial Statements

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)

                                                     June 30,  December 31,
                                                      1995         1994
                                                    Unaudited
          ASSETS
          Investments:
               Fixed maturities, at amortized cost
                (market value approximates $22,399
                and $24,175)                       $   20,544  $   23,776
               Fixed maturities available for sale
                at market value (amortized cost of
                $469,054 and $388,263)                474,068     357,084
               Equity securities at market (cost
                approximates $978 and $368)             2,206       1,243
               Policy loans                            52,100      48,096
               Mortgage loans                          16,701      17,055
               Invested real estate and other
                invested assets                        14,298       5,580
               Short-term investments                  72,844      94,841
                    Total investments                 652,761     547,675

               Cash and cash equivalents                3,295       5,563

               Notes receivable from affiliates        60,985      60,759

               Accrued investment income                8,925       8,495

               Agent advances and other
                receivables                            20,865      19,778

               Reinsurance receivables                 15,936      14,066

               Property and equipment, net              4,503       4,418

               Real estate occupied by the
                Company, net                           36,169      34,418

               Deferred policy acquisition costs       24,506      25,282

               Present value of future profits of
                acquired businesses                    52,624      46,153

               Deferred financing costs                 2,129       2,462

               Other assets                             7,524       6,506

               Separate account assets                398,111     373,419
                    Total Assets                   $1,288,333  $1,148,994


                   (See Notes to Consolidated Financial Statements)


                   INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)
                                                     June 30,  December 31,
                                                      1995         1994
                                                    Unaudited
          LIABILITIES & SHAREHOLDERS' EQUITY
          Liabilities:
          Policy liabilities and contractholder
           deposit funds
               Future policy benefits              $  129,116  $  117,761
               Contractholder deposit funds           554,195     490,232
               Unearned premiums                       11,040      12,203
               Other policy claims & benefits
                payable                                 6,813       8,621
                                                      701,164     628,817
               Other policyholders' funds               2,709       2,669
               Senior loans                            63,885      66,585
               Deferred federal income taxes           17,367       2,662
               Other liabilities                       26,140      24,781
               Separate account liabilities           395,552     371,173
                    Total liabilities               1,206,817   1,096,687

          Commitments and contingencies

          Redeemable preferred stock:
           Class A Preferred, $1 par value,
            5,000,000 shares authorized and
            issued                                      5,000       5,000
           Class B Preferred, $1 par value,
            15,000,000 shares authorized and
            issued                                     15,000      15,000
                                                       20,000      20,000

          Redeemable Preferred Treasury Stock at
           cost, $20,000,000 shares                   (20,000)    (20,000)
                                                          -0-         -0-
          Shareholders' equity:
           Common stock, $.22 par value,
            10,000,000 shares authorized;
            5,129,239 and 5,107,239 shares
            issued, 4,138,329 and 4,116,329
            shares outstanding in 1995 and 1994         1,129       1,124
          Additional paid-in capital                    3,113       2,854
          Net unrealized appreciation of equity
           securities                                     798         568
          Net unrealized (loss) gain on invest-
           ments in fixed maturities available
           for sale                                     3,259     (20,266)
          Retained earnings                            76,235      71,045
                                                       84,534      55,325
          Common Treasury stock, at cost 990,910
           shares                                      (3,018)     (3,018)
          Total Shareholders' equity                   81,516      52,307
          Total Liabilities and Shareholders'      $1,288,333  $1,148,994
           Equity
                   (See Notes to Consolidated Financial Statements)





                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE MONTH PERIODS
                             ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)
                   (in thousands of dollars, except per share data)


                                                     3 Months Ended
                                                         June 30,
                                                     1995        1994
          Revenues:
           Premiums                                $  5,267    $  4,777
           Premiums ceded                              (964)       (991)
           Net premiums                               4,303       3,786
           Earned insurance charges                   9,119      10,409
           Net investment income                     16,738      14,152
           Other                                        857       1,090
               Total                                 31,017      29,437

          Benefits and expenses:
           Interest expense                           1,584       1,187
           Interest on insurance policies             7,076       7,354
           Benefits and other expenses               18,286      17,771
               Total                                 26,946      26,312

          Income from operations                      4,071       3,125

          Provision for federal income taxes          1,470       1,094

          Net income                               $  2,601    $  2,031

          Per Share Data:

          Common stock and common stock
           equivalents                                5,373       5,378
          Net income per share available to
           common shareholders                     $    .52    $    .40




                   (See Notes to Consolidated Financial Statements)




                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE SIX MONTH PERIODS
                             ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)
                   (in thousands of dollars, except per share data)


                                                     6 Months Ended
                                                         June 30,
                                                     1995        1994
          Revenues:
           Premiums                                $  9,327    $  9,744
           Premiums ceded                            (1,928)     (1,994)
           Net premiums                               7,399       7,750
           Earned insurance charges                  18,961      20,056
           Net investment income                     31,981      28,735
           Other                                      1,781       2,221
               Total                                 60,122      58,762

          Benefits and expenses:
           Interest expense                           3,108       2,522
           Interest on insurance policies            14,474      15,042
           Benefits and other expenses               34,485      33,624
               Total                                 52,067      51,188

          Income from operations                      8,055       7,574

          Provision for federal income taxes          2,865       2,651

          Net income                               $  5,190    $  4,923

          Per Share Data:

          Common stock and common stock
           equivalents                                5,373       5,378

          Net Income per share available to
           common shareholders                     $   1.03    $    .96



                   (See Notes to Consolidated Financial Statements)





                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTH PERIODS
                             ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)
                              (in thousands of dollars)



                                                        3 Months Ended
                                                            June 30,
          CASH FLOWS FROM OPERATING ACTIVITIES          1995      1994

          Net Income                                   $ 2,601  $  2,031

          Adjustments to reconcile net income to net
           cash (used in) provided by operating
           activities:
          Amortization of present value of future
           profits of acquired businesses                1,500     1,631
          Amortization of deferred policy acquisition
           costs                                           866       818
          Depreciation                                    (383)     (421)
          Net gain on sales of investments                 (10)      603
          Financing costs amortized                         15       324

          Changes in assets and liabilities
          Decrease (increase) in accrued investment
           income                                          240       (60)
          Increase in agent advances and other
           receivables                                  (1,874)   (3,223)
          Policy acquisition costs deferred               (357)     (765)
          Increase (decrease) in policy liabilities
           and contract holder deposit funds            (8,828)   (6,529)
          Decrease in other policyholders' funds           (54)     (112)
          (Increase) decrease in other liabilities        (135)    1,556
          (Increase) decrease in other federal income
           taxes                                         8,437    (3,709)
          Decrease (increase) in other assets            1,724     1,165
          Other, net                                      (603)   (6,366)
          Net cash provided by (used in)
           activities                                 $  3,139  $(13,057)


                   (See Notes to Consolidated Financial Statements)



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTH PERIODS
                             ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)
                              (in thousands of dollars)



                                                        6 Months Ended
                                                            June 30,
          CASH FLOWS FROM OPERATING ACTIVITIES          1995      1994

          Net Income (Loss)                            $ 5,190  $  4,923

          Adjustments to reconcile net income to net
           cash (used in) provided by operating
           activities:
          Amortization of present value of future
           profits of acquired businesses                3,137     2,886
          Amortization of deferred policy acquisition
           costs                                         1,735     2,060
          Depreciation                                      11        11
          Net gain on sales of investments                 (54)     (220)
          Financing costs amortized                        333       744
          Changes in assets and liabilities
          Decrease (increase) in accrued investment
           income                                        1,024       316
          Increase in agent advances and other
           receivables                                  (1,081)   (5,880)
          Policy acquisition costs deferred               (959)   (1,651)
          Increase (decrease) in policy liabilities
           and contract holder deposit funds           (17,416)   (9,451)
          Decrease in other policyholders' funds          (340)      (82)
          (Increase) decrease in other liabilities         (54)    2,463
          (Increase) decrease in deferred federal
           income taxes                                 14,480    (8,091)
          Decrease (increase) in other assets           (1,018)     (598)
          Other, net                                      (857)   (1,131)
          Net cash provided by (used in) operating
           activities                                 $  4,131  $(13,701)



                   (See Notes to Consolidated Financial Statements)



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTH PERIODS
                             ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)
                              (In thousands of dollars)
                                                        3 Months Ended
                                                            June 30,
          CASH FLOWS FROM INVESTING ACTIVITIES           1995     1994

          Investments purchased                       $ (1,560) $(38,314)
          Proceeds from sale and maturities of
           investments                                    (743)   37,046
          Net change in short-term investments          14,863    31,679
          Payment for purchase of insurance sub-
           sidiary, net of cash acquired                   -0-       -0-
          Purchase & retirement of equipment, net          163       399

          Net cash provided by investing activities     12,723    30,810

          CASH FLOWS FROM FINANCING ACTIVITIES

          Issuance of common stock                         -0-       -0-

          Issuance of senior loan                          -0-       -0-

          Repayment of debt                            (13,200)  (17,615)

          Net cash used in financing activities        (13,200)  (17,615)

          Net increase in cash and cash equivalents      2,662       138


          Cash and cash equivalents, beginning of
           period                                          633     5,484

          Cash and cash equivalents, end of period    $  3,295  $  5,622



                   (See Notes to Consolidated Financial Statements)



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTH PERIODS
                             ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)
                               (In thousands of dollars)
                                                        6 Months Ended
                                                            June 30,
          CASH FLOWS FROM INVESTING ACTIVITIES           1995     1994

          Investments purchased                       $(14,858) $(67,725)
          Proceeds from sale and maturities of
           investments                                   6,628    72,909
          Net change in short-term investments          21,996    27,128
          Payment for purchase of insurance
           subsidiary, net of cash acquired            (17,492)      -0-
          Purchase & retirement of equipment, net         (237)        3

          Net cash provided by (used in) investing
           activities                                   (3,963)   32,315

          CASH FLOWS FROM FINANCING ACTIVITIES

          Issuance of common stock                         264        42

          Issuance of senior loan                       15,000       -0-

          Repayment of debt                            (17,700)  (17,615)

          Net cash used in financing activities         (2,436)  (17,573)

          Net increase (decrease) in cash and cash
           equivalents                                  (2,268)    1,041

          Cash and cash equivalents, beginning of
           period                                        5,563     4,581

          Cash and cash equivalents, end of period    $  3,295  $  5,622


                   (See Notes to Consolidated Financial Statements)




                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

          The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1994 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Certain prior year amounts have been reclassified to conform with current year presentation.

          Acquisition of Insurance Subsidiary

          On February 14, 1995, the Company, through Investors-NA, purchased from Meridian Mutual Insurance Company the stock of Meridian Life Insurance Company, an Indianapolis-based life insurer, for a cash purchase price of $17.1 million. After the aquisition, Meridian Life changed its name to Investors Life Insurance Company of Indiana ("Investors-IN"). Investors-IN is licensed in ten states and markets a variety of individual life and annuity products through independent agents. This is not considered a significant subsidiary for Securities and Exchange Commission reporting purposes.

          Under the terms of the purchase agreement, the Company acquired approximately 82% of the outstanding stock of Investors-IN for $14 million and Investors-NA acquired approximately 18% of the outstanding stock of Investors-IN for the remainder of the purchase price. Immediately following the closing of the transaction, the Company contributed the shares acquired by it to the unassigned surplus of Investors-NA. As a result, Investors-IN will be a wholly-owned subsidiary of Investors-NA. This transaction was financed, in part, through a $15 million increase in the Company's Senior Loan.

          New Accounting Pronouncement

          In May 1993, the FASB issued FAS No. 114, "Accounting by Creditors for Impairment of a Loan", effective for fiscal years beginning after December 15, 1994. This statement requires that impaired loans be valued at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. It further amends FAS No. 5, "Accounting for Contingencies," to require that all contractual principal and interest payments be considered in determining the impairment of a loan. The adoption of FAS No. 114 in January 1995 did not have a material effect on the Company's financial statements.


          Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation:


          For the six-month period ended June 30, 1995, ILCO's net income was $5,190,000 ($1.03 per common share), as compared to $4,923,000 ($0.96 per common share) for the similar period in 1994.

          The results for the first six months of 1995 include the operations of Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company) for the period from February 14, 1995 to June 30, 1995. Investors Life Insurance Company of Indiana (Investors-IN) was purchased by ILCO and Investors Life Insurance Company of North America (Investors-
          NA) for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. The name change was completed in May, 1995.

          The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $12,621,883 for the six-month period ended June 30, 1995, as compared to $9,953,465 for the six-month period ended June 30, 1994. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          Premium income, net of reinsurance, for the first six months of 1995 was $7.4 million, as compared to $7.8 million in the same period of 1994. The decision to discontinue the writing of credit life and accident and health insurance contributed to this decline by approximately $1.3 million, offset partially by increased premium resulting from the inclusion of Investors-IN. Reinsurance premiums ceded were $1.9 million in the first six months of 1995, as compared to $2.0 million for the similar period in 1994.

          Earned insurance charges for the first six months of 1995 were $19.0 million, as compared to $20.1 million for the similar period in 1994. This source of revenues is related to the universal life insurance book of business of Investors-NA.

          Interest expense was $3.1 million for the first six months of 1995, as compared to $2.5 million for the first six months of 1994. The increase is attributable to an increase in the average rate of interest paid on the senior loan - 8.77% for the first six months of 1995 as compared to 6.30% for the 1994 period.

          The decline in long-term interest rates during the first six months of 1995, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of June 30, 1995, the market value of the fixed maturities available for sale segment was $474.1 million as compared to a carrying value of $469.1 million, or an unrealized gain $5.0 million. There is no assurance that this unrealized gain may be realized in the future.

          The investment income earned on the Company's portfolio affects the level of interest rates which the Company credits to its universal life insurance, whole life insurance and annuity products. The objective of the Company is to maintain an appropriate margin between the rate of interest which it earns on its investments and the rate which it credits to policyholders.

          During the first six months of 1994, management completed its review of the credit life and credit disability business of the Company. As a result of this review, management determined that these product lines were not producing desired profitability objectives. Accordingly, management announced that the Company's subsidiaries which underwrote credit insurance would discontinue the writing of new credit life and credit disability insurance. For the full year of 1995, this action will have a negative effect on premium income in the amount of $2.4 million

          Total assets as of June 30, 1995 ($1.29 billion) increased from the level as of December 31, 1994 ($1.15 billion). The increase in total assets is primarily attributable to (a) the inclusion of Investors-IN and (ii) an increase in the amount of separate account assets.

          On January 31, 1995, ILCO, through Investors-NA, purchased, as an investment property, an office building project known as One Bridgepoint Office Square in Austin, Texas for a cash purchase price of $9.75 million. The property, which is 100% leased to third-party tenants, consists of 20 acres of land, a five-story office building with 83,474 square feet of rentable space and a 550-car parking garage.


          Results of Operations

          For the quarter ended June 30, 1995, the Company's income from operations before Federal income taxes was $4,071,000 on revenues of $31,017,000, as compared to $3,125,000, on revenues of $29,437,000 for the second quarter of 1994.

          For the three-month period ended June 30, 1995, the lapse rate with respect to universal life insurance policies increased slightly from the lapse rate experienced in the similar period in 1994. The rate for the 1995 period was 8.0%, as compared to 7.9% in the 1994 period. The lapse rate with respect to traditional (non-universal) life insurance policies decreased from the levels experienced in the second quarter of 1994. The rate for the three-month period ended June 30, 1995 was 10.4%, as compared to 13.4% in the similar period in 1994. The lapse rates experienced during these periods were within the ranges anticipated by management.


          Liquidity and Capital Resources

          ILCO is a holding company whose principal assets consist of the common stock of Investors Life Insurance Company of North America and its subsidiaries - Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company) and InterContinental Life Insurance Company ("ILIC"). ILCO's primary source of funds consists of payments under two Surplus Debentures from Investors-NA.

          As of December 31, 1994, the outstanding principal balance of the ILCO's senior loan obligations was $66.6 million. On January 2, 1995, the Company made a scheduled payment of $4.5 million under its Senior Loan. In connection with the acquisition of Investors-IN in February, 1995, ILCO borrowed an additional $15 million under its Senior Loan to help finance the purchase. On April 3, 1995, a principal payment in the amount of $13.2 million was made, which prepaid the Senior Loan until October 1, 1995.
          As a result, the Senior Loan had a principal balance at June 30, 1995 of $63.9 million.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of June 30, 1995, the outstanding principal balance of the Surplus Debentures was $7.5 million and $66.3 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1995, the statutory surplus of Investors-NA was $57.7 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

          In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Effective July 25, 1993, Washington amended its insurance code to retain the "greater of" standard for payment of dividends to shareholders, but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Investors-NA does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not permitted to pay a cash dividend. However, since the new law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

          Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN currently has earned surplus.

          ILCO's net cash flow provided by (used in) operating activities was $314,000 for the six-month period ended June 30, 1995, as compared to $(13,057,000) for the same period in 1994. This change is primarily due to fluctuations in the amount of deferred federal income taxes, related to the market value of the portion of investments assets that are fixed maturities available for sale.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

          Investments

          As of June 30, 1995, the book value of the Company's invested assets totaled $652.8 million, as compared to $547.7 million as of December 31, 1994. This change was affected primarily by the inclusion of Investors-IN, which added approximately $93 million in investment assets.

          The level of short-term investments as of June 30, 1995 was $72.8 million, as compared to $94.8 million as of December 31, 1994. The decline in the level of short-term investments reflects the actions of management to diversify the investment portfolio of the Company.

          The fixed maturities available for sale portion of invested assets at June 30, 1995 was $474.1 million. The amortized cost of the fixed maturities available for sale segment as of June 30, 1995 was $469.1 million, representing a net unrealized gain of $5.0 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

          The assets held by ILCO's life insurance subsidiaries must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company does not select new investments which are commonly referred to as "high yield" or "non-investment grade."

          The Company's fixed maturities portfolio (including short-term investments), as of June 30, 1995, included a non-material amount (0.75% of total fixed maturities and short-term investments) of debt securities which, in the statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. As of December 31, 1994, the comparable percentage was 1.1%. Of these non-investment grade investments, 0.42% were in the medium quality (or "3") category, with only 0.34% receiving an NAIC rating of "4" (low quality) or below.

          The consolidated balance sheets of the Company as of June 30, 1995 include $60.985 million of "Notes receivable from affiliates", represented by: (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $1.485 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC, (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above. The NAIC has assigned a rating of "3" to the $30 million note and the $4.5 million note described above. These loans have not been included in the preceding description of NAIC rating percentages.

          Management believes that the absence of any material amounts of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiaries enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.



          Accounting Developments:

          In May 1993, the FASB issued FAS No. 114, "Accounting by Creditors for Impairment of a Loan", effective for fiscal years beginning after December 15, 1994. This statement requires that impaired loans be valued at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. It further amends FAS No. 5, "Accounting for Contingencies," to require that all contractual principal and interest payments be considered in determining the impairment of a loan. The adoption of FAS No. 114 in January, 1995, did not have a material impact on the Company's financial statements.




                          INTERCONTINENTAL LIFE CORPORATION
          PART II

          ITEM 6(A)

          Net income per share is based on the weighted average common and common equivalent shares outstanding during each year.


                                      3 Months Ended     6 Months Ended
                                         June 30,           June 30,
                                      1995      1994      1995      1994
                                                (in thousands)

          Net income                $ 2,601   $  2,031  $  5,190  $  4,923


          Interest expense reduc-
           tion net of income tax
           effect                       170        141       335       256

          Net income available to
           common shareholders      $ 2,771   $  2,172  $  5,525  $  5,179

          Divide by:
           Common shares out-
            standing, treasury
            stock                     4,138      4,114     4,138     4,114
           Dilutive common share
            equivalents               1,235      1,264     1,235     1,264


          Common stock and common
           stock equivalents          5,373      5,378     5,373     5,378
         Net income per share
           available to common
           shareholders             $   .52   $    .40  $   1.03  $    .96


          INTERCONTINENTAL LIFE CORPORATION AND SUBSIDARIES


          Part III.      Other Information


          Item 1.  Legal Proceedings

          The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact upon the financial statements.


          Item 2.  Changes in Securities

               None


          Item 3.  Defaults Upon Senior Securities

               None


          Item 4.  Submission of Matters to a Vote of Security Holders

               None


          Item 5.  Other Information

               None


          Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

               Form 10-K Annual Report of Registrant for the year ended December 31, 1994 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

               (b)  Reports on Form 8-K:

               None





                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES



                                       SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INTERCONTINENTAL LIFE CORPORATION



                                        /s/ James M. Grace
                                            James M. Grace
                                            Treasurer






          Date:  August 11, 1995