Form 10-Q
period 1995-09-30
INTERCONTINENTAL LIFE CORP
filed 1995-11-14
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549




                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



          For the Quarterly Period Ended September 30, 1995
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



          Number of common shares outstanding ($.22 Par Value) at end of period: 4,145,329.









                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                        INDEX


                                                            Page No.

          Part I - Financial Information

          Consolidated Balance Sheets
               September 30, 1995 and December 31, 1994..........

          Consolidated Statements of Income
               For the three and nine month periods ended
               September 30, 1995 and 1994.......................

          Consolidated Statements of Cash Flows
               For the three and nine month periods ended
               September 30, 1995 and 1994.......................

          Notes to Consolidated Financial Statements.............

          Management's Discussion and Analysis of
               Financial Conditions and Results of Operations....

          Part II

          Computations of Earnings Per Share.....................

          Part III

          Other Information.......................................

          Signature Page..........................................







          Item 1.   Financial Statements

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)

                                                   Sept.  30,  December 31,
                                                      1995         1994
                                                    Unaudited
          ASSETS
          Investments:
               Fixed maturities, at amortized cost
                (market value approximates $18,879
                and $24,175)                       $   17,027  $   23,776
               Fixed maturities available for sale
                at market value (amortized cost of
                $463,268 and $388,263)                469,354     357,084
               Equity securities at market (cost
                approximates $408 and $368)             1,612       1,243
               Policy loans                            52,879      48,096
               Mortgage loans                          16,415      17,055
               Invested real estate and other
                invested assets                        14,729       5,580
               Short-term investments                  83,925      94,841
                    Total investments                 655,941     547,675

               Cash and cash equivalents                1,118       5,563

               Notes receivable from affiliates        60,985      60,759

               Accrued investment income                8,868       8,495

               Agent advances and other
                receivables                            15,879      19,778

               Reinsurance receivables                 13,315      14,066

               Property and equipment, net              4,493       4,418

               Real estate occupied by the
                Company, net                           36,169      34,418

               Deferred policy acquisition costs       24,082      25,282

               Present value of future profits of
                acquired businesses                    51,016      46,153

               Deferred financing costs                 1,855       2,462

               Other assets                             9,002       6,506

               Separate account assets                409,095     373,419
                    Total Assets                   $1,291,818  $1,148,994


                   (See Notes to Consolidated Financial Statements)







                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)
                                                    Sept. 30,  December 31,
                                                      1995         1994
                                                    Unaudited
          LIABILITIES & SHAREHOLDERS' EQUITY
          Liabilities:
          Policy liabilities and contractholder
           deposit funds
               Future policy benefits              $  126,527  $  117,761
               Contractholder deposit funds           550,187     490,232
               Unearned premiums                       11,514      12,203
               Other policy claims & benefits
                payable                                 7,864       8,621
                                                      696,092     628,817
               Other policyholders' funds               2,740       2,669
               Senior loans                            63,885      66,585
               Deferred federal income taxes           19,028       2,662
               Other liabilities                       19,165      24,781
               Separate account liabilities           406,135     371,173
                    Total liabilities               1,207,045   1,096,687

          Commitments and contingencies

          Redeemable preferred stock:
           Class A Preferred, $1 par value,
            5,000,000 shares authorized and
            issued                                      5,000       5,000
           Class B Preferred, $1 par value,
            15,000,000 shares authorized and
            issued                                     15,000      15,000
                                                       20,000      20,000

          Redeemable Preferred Treasury Stock at
           cost, 20,000,000 shares                    (20,000)    (20,000)
                                                          -0-         -0-
          Shareholders' equity:
           Common stock, $.22 par value,
            10,000,000 shares authorized;
            5,136,239 and 5,107,239 shares
            issued, 4,145,329 and 4,116,329
            shares outstanding in 1995 and 1994         1,130       1,124
          Additional paid-in capital                    3,190       2,854
          Net unrealized appreciation of equity
           securities                                     782         568
          Net unrealized gain (loss) on invest-
           ments in fixed maturities available
           for sale                                     3,956     (20,266)
          Retained earnings                            78,733      71,045
                                                       87,791      55,325
          Common Treasury stock, at cost, 990,910
           shares in 1995 and 1994                     (3,018)     (3,018)
          Total Shareholders' equity                   84,773      52,307
          Total Liabilities and Shareholders'      $1,291,818  $1,148,994
           Equity
                   (See Notes to Consolidated Financial Statements)






                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1995 AND 1994
                                     (Unaudited)
                   (in thousands of dollars, except per share data)


                                                     3 Months Ended
                                                      September 30,
                                                     1995        1994
          Revenues:
           Premiums                                $  3,342    $  4,429
           Premiums ceded                              (805)       (997)
             Net premiums                             2,537       3,432
           Earned insurance charges                  10,279       9,121
           Net investment income                     16,779      14,495
           Other                                        858         547
                Total                                30,453      27,595

          Benefits and expenses:
           Interest expense                           1,443       1,252
           Interest on insurance policies             8,213       7,458
           Benefits and other expenses               17,025      15,657
               Total                                 26,681      24,367

          Income from operations                      3,772       3,228

          Provision for federal income taxes          1,274       1,129

          Net income                               $  2,498    $  2,099

          Per Share Data:

          Common stock and common stock
           equivalents                                5,372       5,378

          Net income per share available to
           common shareholders                     $    .50    $    .42




                   (See Notes to Consolidated Financial Statements)







                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1995 AND 1994
                                     (Unaudited)
                   (in thousands of dollars, except per share data)


                                                     9 Months Ended
                                                      September 30,
                                                     1995        1994
          Revenues:
           Premiums                                $ 10,945    $ 14,173
           Premiums ceded                            (2,733)     (2,991)
              Net premiums                            8,212      11,182
           Earned insurance charges                  30,278      29,177
           Net investment income                     48,760      43,230
           Other                                      2,639       2,768
                Total                                89,889      86,357

          Benefits and expenses:
           Interest expense                           4,550       3,774
           Interest on insurance policies            24,252      22,500
           Benefits and other expenses               49,260      49,281
               Total                                 78,062      75,555

          Income from operations                     11,827      10,802

          Provision for federal income taxes          4,139       3,780

          Net income                               $  7,688    $  7,022

          Per Share Data:

          Common stock and common stock
           equivalents                                5,372       5,378

          Net Income per share available to
           common shareholders                     $   1.52    $   1.37





                   (See Notes to Consolidated Financial Statements)






                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1995 AND 1994
                                     (Unaudited)
                              (in thousands of dollars)



                                                        3 Months Ended
                                                         September 30,
          CASH FLOWS FROM OPERATING ACTIVITIES          1995      1994

          Net Income                                   $ 2,498  $  2,099

          Adjustments to reconcile net income to net
           cash (used in) provided by operating
           activities:
          Amortization of present value of future
           profits of acquired businesses                1,447     1,990
          Amortization of deferred policy acquisition
           costs                                         1,014     1,214
          Depreciation                                     (11)    1,303
          Net gain on sales of investments                  54      (885)
          Financing costs amortized                        274       330

          Changes in assets and liabilities
          Decrease (increase) in accrued investment
           income                                           57      (445)
          Decrease in agent advances and other
           receivables                                   7,608     6,842
          Policy acquisition costs deferred               (590)     (959)
          Decrease in policy liabilities
           and contract holder deposit funds            (4,911)   (2,050)
          Increase in other policyholders' funds            31        48
          Decrease in other liabilities                 (6,975)   (5,105)
          Decrease (increase) in deferred federal
           income taxes                                  1,661      (834)
          Increase in other assets                      (1,478)     (559)
          Other, net                                    (1,446)      278
          Net cash (used in) provided by
           activities                                 $   (767) $  3,267





                   (See Notes to Consolidated Financial Statements)






                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1995 AND 1994
                                     (Unaudited)
                              (in thousands of dollars)



                                                        9 Months Ended
                                                         September 30,
          CASH FLOWS FROM OPERATING ACTIVITIES          1995      1994

          Net Income (Loss)                            $ 7,688  $  7,022

          Adjustments to reconcile net income to net
           cash (used in) provided by operating
           activities:
          Amortization of present value of future
           profits of acquired businesses                4,584     4,876
          Amortization of deferred policy acquisition
           costs                                         2,749     3,274
          Depreciation                                     -0-     1,314
          Net gain on sales of investments                 -0-    (1,105)
          Financing costs amortized                        607     1,074
          Changes in assets and liabilities
          Decrease (increase) in accrued investment
           income                                        1,081      (129)
          Decrease in agent advances and other
           receivables                                   6,527       962
          Policy acquisition costs deferred             (1,549)   (2,610)
          (Decrease) increase in policy liabilities
           and contract holder deposit funds           (22,327)  (11,501)
          Decrease in other policyholders' funds          (309)      (34)
          Decrease in other liabilities                 (7,029)   (2,645)
          Decrease (increase) in deferred federal
           income taxes                                 16,141    (8,925)
          Increase in other assets                      (2,496)   (1,157)
          Other, net                                    (2,303)   (1,050)
          Net cash provided by (used in) operating
           activities                                 $  3,364  $(10,634)






                   (See Notes to Consolidated Financial Statements)






                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1995 AND 1994
                                     (Unaudited)
                             (In thousands of dollars)
                                                        3 Months Ended
                                                         September 30,
          CASH FLOWS FROM INVESTING ACTIVITIES           1995     1994

          Investments purchased                       $ (2,703) $(35,694)
          Proceeds from sale and maturities of
           investments                                  12,054    11,990
          Net change in short-term investments         (11,080)   24,099
          Payment for purchase of insurance sub-
           sidiary, net of cash acquired                   -0-       -0-
          Purchase & retirement of equipment, net          247    (3,216)

          Net cash provided by investing activities     (1,482)   (2,821)

          CASH FLOWS FROM FINANCING ACTIVITIES

          Issuance of common stock                          72       -0-

          Issuance of senior loan                          -0-       -0-

          Repayment of debt                                -0-       -0-

          Net cash used in financing activities             72       -0-

          Net (decrease) increase in cash and cash
           equivalents                                  (2,177)      446


          Cash and cash equivalents, beginning of        3,295     5,622
           period
                                                      $  1,118  $  6,068
          Cash and cash equivalents, end of period





                   (See Notes to Consolidated Financial Statements)






                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1995 AND 1994
                                     (Unaudited)
                              (In thousands of dollars)
                                                        9 Months Ended
                                                         September 30,
          CASH FLOWS FROM INVESTING ACTIVITIES           1995     1994

          Investments purchased                       $(17,561) $(103,419)
          Proceeds from sale and maturities of
           investments                                  18,682    84,899
          Net change in short-term investments          10,916    51,227
          Payment for purchase of insurance
           subsidiary, net of cash acquired            (17,492)      -0-
          Purchase & retirement of equipment, net           10    (3,213)

          Net cash (used in) provided by investing
           activities                                   (5,445)   29,494

          CASH FLOWS FROM FINANCING ACTIVITIES

          Issuance of common stock                         336        42

          Issuance of senior loan                       15,000       -0-

          Repayment of debt                            (17,700)  (17,415)

          Net cash used in financing activities         (2,364)  (17,373)

          Net (decrease) increase in cash and cash
           equivalents                                  (4,445)    1,487

          Cash and cash equivalents, beginning of
           period                                        5,563     4,581

          Cash and cash equivalents, end of period    $  1,118  $  6,068





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




          Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation:


          For the nine-month period ended September 30, 1995, ILCO's net income was $7,688,000 ($1.52 per common share), as compared to $7,022,000 ($1.37 per common share) for the similar period in 1994.

          The results for the first nine months of 1995 include the operations of Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company) for the period from February 14, 1995 to September 30, 1995. Investors Life Insurance Company of Indiana (Investors-IN) was purchased by ILCO and Investors Life Insurance Company of North America (Investors-NA) for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. The name change was completed in May, 1995.

          The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $18.4 million for the nine-month period ended September 30, 1995, as compared to $15.2 million for the nine-month period ended September 30, 1994. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          Premium income, net of reinsurance, for the first nine months of 1995 was $8.2 million, as compared to $11.2 million in the same period of 1994. The decline is primarily attributable to the decision to discontinue the writing of credit life and accident and health insurance, as well as the reduction in premiums received for traditional (non-universal) life insurance and accident and health insurance policies. This decline was partially offset by the premium income resulting from the inclusion of Investors-IN. Reinsurance premiums ceded were $2.7 million in the first nine months of 1995, as compared to $3.0 million for the similar period in 1994.

          Earned insurance charges for the first nine months of 1995 were $30.3 million, as compared to $29.2 million for the similar period in 1994. This source of revenues is related to the universal life insurance book of business of Investors-NA.

          Interest expense was $4.6 million for the first nine months of 1995, as compared to $3.8 million for the first nine months of 1994. The increase is attributable to an increase in the average rate of interest paid on the senior loan - 8.72% for the first nine months of 1995 as compared to 6.56% for the 1994 period.

          The decline in long-term interest rates during the first nine months of 1995, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of September 30, 1995, the market value of the fixed maturities available for sale segment was $469.4 million as compared to a carrying value of $463.3 million, or an unrealized gain $6.1 million. There is no assurance that this unrealized gain may be realized in the future.

          The investment income earned on the Company's portfolio affects the level of interest rates which the Company credits to its universal life insurance, whole life insurance and annuity products. The objective of the Company is to maintain an appropriate margin between the rate of interest which it earns on its investments and the rate which it credits to policyholders.

          During the first six months of 1994, management completed its review of the credit life and credit disability business of the Company. As a result of this review, management determined that these product lines were not producing desired profitability objectives. Accordingly, management announced that the Company's subsidiaries which underwrote credit insurance would discontinue the writing of new credit life and credit disability insurance. For the full year of 1995, this action is expected to have a negative effect on premium income in the amount of $2.9 million.

          Total assets as of September 30, 1995 ($1.29 billion) increased from the level as of December 31, 1994 ($1.15 billion). The increase in total assets is primarily attributable to (a) the inclusion of Investors-IN and (ii) an increase in the amount of separate account assets.

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


          Results of Operations:

          For the quarter ended September 30, 1995, the Company's income from operations before Federal income taxes was $3,772,000 on revenues of $30,453,000, as compared to $3,228,000, on revenues of $27,595,000 for the third quarter of 1994.

          For the three-month period ended September 30, 1995, the lapse rate with respect to universal life insurance policies increased from the lapse rate experienced in the similar period in 1994. The rate for the 1995 period was 8.0%, as compared to 6.6% in the 1994 period. The lapse rate with respect to traditional (non-universal) life insurance policies increased from the levels experienced in the third quarter of 1994. The rate for the three-month period ended September 30, 1995 was 9.8%, as compared to 8.7% in the similar period in 1994. The lapse rates experienced during these periods were within the ranges anticipated by management.


          Liquidity and Capital Resources:

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

          As of December 31, 1994, the outstanding principal balance of the ILCO's senior loan obligations was $66.6 million. On January 2, 1995, the Company made a scheduled payment of $4.5 million under its Senior Loan. In connection with the acquisition of Investors-IN in February, 1995, ILCO borrowed an additional $15 million under its Senior Loan to help finance the purchase. On April 3, 1995, a principal payment in the amount of $13.2 million was made, which prepaid the Senior Loan until October 1, 1995.
          As a result, the Senior Loan had a principal balance at September 30, 1995 of $63.9 million.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of September 30, 1995, the outstanding principal balance of the Surplus Debentures was $7.2 million and $64.3 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1995, the statutory surplus of Investors-NA was $60.0 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

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

          ILCO's net cash flow provided by (used in) operating activities was $3,364,000 for the nine-month period ended September 30, 1995, as compared to $(10,634,000) for the same period in 1994. This change is primarily due to fluctuations in the amount of deferred federal income taxes, related to the market value of the portion of investments assets that are fixed maturities available for sale.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

          Investments:

          As of September 30, 1995, the book value of the Company's invested assets totaled $655.9 million, as compared to $547.7 million as of December 31, 1994. This change was affected primarily by the inclusion of Investors-IN, which added approximately $93 million in investment assets.

          The level of short-term investments as of September 30, 1995 was $83.9 million, as compared to $94.8 million as of December 31, 1994. The decline in the level of short-term investments reflects the actions of management to diversify the investment portfolio of the Company.

          The fixed maturities available for sale portion of invested assets at September 30, 1995 was $469.4 million. The amortized cost of the fixed maturities available for sale segment as of September 30, 1995 was $463.3 million, representing a net unrealized gain of $6.1 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

          The Company's fixed maturities portfolio (including short-term investments), as of September 30, 1995, included a non-material amount (0.57% of total fixed maturities and short-term investments) of debt securities which, in the statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. As of December 31, 1994, the comparable percentage was 1.1%. Of these non-investment grade investments, .30% were in the medium quality (or "3") category, with only .27% receiving an NAIC rating of "4" (low quality) or below.

          The consolidated balance sheets of the Company as of September 30, 1995 include $60.985 million of "Notes receivable from affiliates", represented by: (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $1.485 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC, (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above. The NAIC has assigned a rating of "3" to the $30 million note and the $4.5 million note described above. These loans have not been included in the preceding description of NAIC rating percentages.

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




                          INTERCONTINENTAL LIFE CORPORATION
          PART II

          ITEM 6(A)

          Net income per share is based on the weighted average common and common equivalent shares outstanding during each year.


                                      3 Months Ended     9 Months Ended
                                       Sept.  30,         Sept.  30,
                                      1995      1994      1995      1994
                                                  (in thousands)

          Net income                $ 2,498   $  2,099  $  7,688  $  7,022


          Interest expense reduc-
           tion net of income tax
           effect                       162        136       484       354

          Net income available to
           common shareholders      $ 2,660   $  2,235  $  8,172  $  7,376

          Divide by:
           Common shares out-
            standing, treasury
            stock                     4,145      3,291     4,145     3,291
           Dilutive common share
            equivalents               1,227      2,087     1,227     2,087


          Common stock and common
           stock equivalents          5,372      5,378     5,372     5,378

          Net income per share
           available to common
           shareholders             $   .50   $    .42  $   1.52  $   1.37






                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES


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






          Date:  November 13, 1995