Form 10-K
period 1995-12-31
INTERCONTINENTAL LIFE CORP
filed 1996-03-29
CIK 50982

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 1995

                                          OR

          [ ]  TRANSITION REPORT  PURSUANT TO  SECTION 13  OR 15(d) OF  THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from           to

          Commission File
          Number 0-7288

                            INTERCONTINENTAL LIFE CORPORATION
             (Exact name of registrant as specified in its charter)

                 New Jersey                     22-1890938
          (State of Incorporation)  (I.R.S. Employer identification number)

          701 Brazos, Suite 1400, Austin, Texas                       78701
          (Address of Principal Executive Offices)               (Zip Code)

                                  (512)  404-5050
                           (Registrant's Telephone Number)

           Securities Registered pursuant to Section 12(b) of the Act: None

             Securities Registered pursuant to Section 12(g) of the Act:

                            Common Stock, $.22 par value
                                   (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          YES   X    NO


          The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 20, 1996, based on the closing sales price in The Nasdaq Small-Cap Market ($13.38 per share), was $28,102,910.

          As of March 20, 1996, Registrant had 4,181,329 shares of its Common Stock outstanding (excluding shares held in Treasury and not entitled to vote).

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                        PART I

          Item 1. Business

          General

          InterContinental Life Corporation ("ILCO", the "Company" or the "Registrant") was incorporated in 1969 under the laws of the State of New Jersey. Its executive offices are located at 701 Brazos, Suite 1400, Austin, Texas 78701.

          The Company is principally engaged, through its subsidiaries, in administering existing portfolios of individual and group life insurance, credit life and disability insurance policies and annuity products. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance, credit life and disability insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents. It also administers an in-force book of health insurance business.

          The Company is controlled by Financial Industries Corporation ("FIC"), a life insurance holding company, through FIC's ownership of approximately 47% of the Company's outstanding Common Stock. FIC also holds options to acquire additional shares, which, if exercised, would result in FIC's owning approximately 62% of the Company's outstanding shares. FIC, ILCO and their insurance subsidiaries have substantially identical managements, and a majority of the directors of ILCO are also directors of FIC and ILCO's and FIC's insurance subsidiaries. No non-management director of the Company or FIC is a director of the other company. Officers allocate their time between ILCO and FIC in accordance with the comparative requirements of both companies and their subsidiaries. Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, the Company and their insurance subsidiaries, owns 34% of the outstanding shares of FIC's common stock. FIC owns Family Life Insurance Company, a marketer of mortgage protection life insurance based in Seattle, Washington.

          The Company was organized in 1969 to be the publicly owned holding company for InterContinental Life Insurance Company
          ("ILIC"). The Company acquired Standard Life Insurance Company ("Standard Life") in 1986, Investors Life Insurance Company of California ("Investors-CA") and Investors Life Insurance Company of North America ("Investors-NA") in 1988 and Meridian Life
          Insurance Company, now Investors Life Insurance Company of Indiana ("Investors-IN"), in February 1995.

          Acquisitions

          Strategy. The Company's strategy has been and continues to be to grow internally and through acquisitions, while maintaining an emphasis on cost controls. Management believes that, under appropriate circumstances, it is more advantageous to acquire companies with large books of in-force life insurance than to produce new business, because initial underwriting costs have already been incurred and mature business is generally less likely to terminate, making possible more predictable profit analysis. However, the Company's insurance subsidiaries do continue to market those products that are profitable, as well as develop new products and streamline distribution channels. See "Agency Operations". It is also management's belief that the continuing consolidation in the life insurance industry presents attractive opportunities for the Company to acquire life insurance companies that complement or fit within the Company's existing marketing structure and product lines. The Company's objective is to improve the profitability of acquired businesses by consolidating and streamlining the administrative functions of these businesses, eliminating unprofitable products and distribution channels, applying its marketing expertise to the acquired company's markets and agents, and benefitting from economies of scale. The Company's ability to make future acquisitions will be dependent on its being able to obtain the necessary financing. In addition, since FIC has the same acquisition strategy as ILCO, a conflict of interest could arise in the future between ILCO and FIC with respect to acquisition opportunities.

          Acquisition of Standard Life. In November 1986, the Company acquired Standard Life, headquartered in Jackson, Mississippi, for a gross purchase price of $54,500,000. A portion of the funds used by the new life insurance company formed by the Company to make the acquisition ("New Standard") was the proceeds of a loan extended to the Company by a national bank in the principal amount of $15,000,000 (the "Standard Term Loan"). This sum was, in turn, loaned by the Company to New Standard, and the loan was evidenced by a surplus debenture. New Standard was merged into Standard Life in June 1988.

          Acquisition of Investors-NA and Investors-CA. In December 1988, the Company, through Standard Life, purchased Investors-CA and Investors-NA from CIGNA Corporation for an adjusted purchase price of $136,000,000. The Company obtained the funds used for the acquisition from: (a) a senior loan in the amount of $125,000,000 provided by six financial institutions, (b) a $10,000,000 subordinated loan provided by two insurance and financial service organizations and (c) the sale of $5,000,000 of Class A Preferred Stock to CIGNA and $15,000,000 of Class B Preferred Stock to the subordinated lenders. Approximately $15,000,000 of these funds were used to discharge the Standard Term Loan. The balance of these funds were loaned by the Company to Standard Life. To evidence this indebtedness, Standard Life issued a $140,000,000 surplus debenture to the Company. In connection with the subordinated debt and preferred stock financing, the Company issued detachable warrants entitling the holders to purchase 1,107,480 shares of the Company's Common Stock at $3.33 per share. In May 1990, the holders of the Class A and Class B Preferred Stock exchanged that stock for subordinated loans of a like amount. The Company prepaid the subordinated debt and purchased the warrants in early 1993. See "Refinancing".

          Acquisition of Investors-IN. On February 14, 1995, ILCO, through Investors-NA, purchased from Meridian Mutual Insurance Company the stock of Meridian Life Insurance Company, an Indianapolis-based life insurer, for a cash purchase price of $17.1 million. After the acquisition, Meridian Life changed its name to Investors Life Insurance Company of Indiana ("Investors-IN").

          Investors-IN is licensed in ten states and markets a variety of individual life and annuity products through independent agents.

          Merger of Insurance Subsidiaries. Investors-NA redomesticated from Pennsylvania to Washington in December of 1992. Investors-CA merged into Investors-NA on December 31, 1992, and Standard Life merged into Investors-NA on June 29, 1993. The mergers have achieved cost savings, such as reduced auditing expenses involved in auditing one combined company; the savings of expenses and time resulting from the combined company being examined by one state insurance department (Washington), rather than three (California, Pennsylvania and Mississippi); the reduction in the number of tax returns and other annual filings with 45 states; and smaller annual fees to do business and reduced retaliatory premium taxes in most states. Management believes that these reductions in expenses have further strengthened the financial condition of the combined company.

          Operations

          The Company has developed management techniques to reduce operating expenses by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies, such as underwriting and policy administration, accounting and financial reporting, marketing, regulatory compliance, actuarial services and asset management. The Company has selectively recruited personnel in sales, marketing and various administrative departments.

          The Company's centralized management techniques resulted in significant employee reductions and expense savings in the three life insurance companies acquired by the Company in 1986 and 1988. During 1995, the general insurance expenses of the Company's insurance subsidiaries were $13,737,883, which represented an increase from 1994 primarily as the result of increased marketing expenses incurred by Investors-NA in 1995 and ILCO's acquisition of Investors-IN in early 1995. The general insurance expenses were $12,865,000 in 1994, $14,170,000 in 1993 and $18,182,000 in 1992 (including nonrecurring expenses of $2,423,200 incurred in connection with the relocation from Philadelphia to Austin). The attainment of this level of cost reduction has contributed significantly to the achievement of the current level of profitability. Management is committed to maintaining the general insurance expenses of the Company's insurance subsidiaries at a level which will generate an acceptable level of profitability while maintaining the competitive pricing of their insurance products.

          In June 1991, FIC acquired Family Life, which had 270 employees. Following the acquisition of Family Life by FIC, management integrated the sales, marketing, underwriting, accounting, contract and licensing, investments, personnel, data processing, home office support and other departments of Family Life and the life insurance subsidiaries of ILCO. Management believes this integration has resulted in cost savings for ILCO's insurance subsidiaries and Family Life. During 1992, the Company's insurance operations were centralized at the Company's headquarters in Austin, Texas, with the exception of certain services performed in Seattle, Washington (some of the premium accounting services were moved to Seattle in the first quarter of
          1993). Management believes that relocating administrative functions to Austin has reduced costs and improved the efficiency of the insurance companies' operations. The number of employees within the Company and its subsidiaries (including employees who also perform administrative services for Family Life) was approximately 330 at December 31, 1995.

          Principal Products

          The Company's insurance subsidiaries are engaged primarily in administering existing portfolios of individual and group life insurance and accident and health insurance policies and annuity products. Approximately 73.9% of the total collected premiums for 1995 were derived primarily from renewal premiums on insurance policies and annuity products sold by the insurance subsidiaries prior to their acquisition by the Company.

          The Company's insurance subsidiaries are also engaged in marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. These products are marketed through independent, non-exclusive general agents. In 1992, Standard Life discontinued its group insurance marketing and transferred its in-force group insurance to an unrelated insurance company.

          The products currently being distributed include several versions of universal life insurance and interest-sensitive whole life insurance. Under a whole life insurance policy, the policyholder pays a level premium over his or her expected lifetime. The policy combines life insurance protection with a savings plan that gradually increases in amount over a period of several years. The universal and interest-sensitive whole life insurance policies of the Company's insurance subsidiaries provide permanent life insurance with adjustable rates of return based on current interest rates and mortality assumptions. The universal life insurance portfolio of the Company's insurance subsidiaries consists primarily of flexible premium universal life insurance policies.

          Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the date of payment and frequency of payments.

          Direct premiums received from all types of universal life products were $42.3 million in 1995, as compared to $42.1 million in 1994 and $46.8 million in 1993. In 1995, premium income from all life insurance products was derived from all states in which the Company's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14%), California (9%) New Jersey (8%).

          Until they discontinued sales of credit life and disability insurance in the fourth quarter of 1994, two of the Company's insurance subsidiaries generally sold that insurance to consumers through lending and credit organizations. Such insurance was generally written on an individual or group basis to (i) persons financing the purchase of new automobiles in the State of New Jersey and (ii) persons obtaining loans from banks and finance companies in southeastern states. Most policies of this type were issued for a term of 48 months or less.

          Direct premiums received from credit life and accident insurance, prior to reinsurance, were $4.2 million in 1994 and $6.5 million in 1993.

          Two of the Company's insurance subsidiaries receive premium income from health insurance policies. In 1995, premium income from all health insurance policies was $1.1 million, as compared to $1.4 million in 1994 and $1.9 million in 1993. Premium income from health insurance in 1995 was derived from all of the states in which those two insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (21%), New Jersey (21%), and California (9%).

          Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Capital Manager Trust ("PCM Fund"), a series fund which is managed by Putnam Investment Management, Inc. Prior to April, 1995, the underlying investment vehicle for the variable annuity contracts was the CIGNA Annuity Funds Group. A substitution of the PCM Fund for the CIGNA Funds was completed in April, 1995. The plan of substitution was approved by the Securities and Exchange Commission. Following such approval, the plan was submitted to policyholders for approval, which was obtained. During 1995, the premium income realized in connection with these variable annuity policies was $376,000, which was received from existing contract owners.

          Direct deposits from the sale of fixed annuity products were $1,359,000 in 1995, as compared to $1,296,000 in 1994 and
          $1,695,000 in 1993.

          The  following table  sets  forth,  for  the  three  years  ended
          December 31, 1995, the combined premium income and other considerations received by the Company's insurance subsidiaries from sales of their various lines of insurance.

                                             Year Ended December 31,
          Type of Insurance            1995          1994         1993
                                                (in thousands)
          Individual:

          Life                           $16,426    $15,721    $16,196
          Accident & Health                1,218      1,435      1,504
            Total Individual Lines        17,644     17,156     17,700

          Group:

          Life                             2,594      2,226      3,195

          Accident & Health                    6        105        275
            Total Group Lines              2,600      2,331      3,470

          Credit:

          Life                              (222)     3,282      4,354
          Accident & Health                  240      2,296      2,468
            Total Credit Lines                18      5,578      6,822

          Total Premiums                  20,262     25,065     27,992
          Reinsurance premiums ceded      (8,568)   (10,748)   (11,878)

               Total Net Premium          11,694     14,317     16,114

          Amount Received on
          Investment
          Type Contracts                  44,130     43,372     47,733

               Total Premiums and
               Deposits Received         $55,824    $57,689    $63,847

          Investment of Assets

          The assets held by the Company's insurance subsidiaries must comply with applicable state insurance laws and regulations pertaining to life insurance companies. The investment portfolio of the Company's insurance subsidiaries is tailored to reflect the nature of the insurance obligations, business needs, regulatory requirements and tax considerations relating to the underlying insurance business with respect to such assets. This is particularly the case with respect to interest-sensitive life insurance and deferred annuity products, where the investment emphasis is to obtain a targeted margin of profit over the rate of interest credited to policyholders, while endeavoring to minimize the portfolio's exposure to changing interest rates. To reduce the exposure to such rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

          The investment objective of the Company's insurance subsidiaries emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. At December 31, 1995, only 5.1% of the Company's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 1.1% of the Company's total assets at December 31, 1995. The Company had investments in debt securities of affiliated corporations aggregating approximately $61.2 million as of December 31, 1995.

          Investments in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $280,286,000 and mortgage-backed pass-through securities of $65,810,000 at December 31, 1995. Mortgage-backed pass-through securities, sequential CMOs, support bonds, and z-accrual bonds, which comprised approximately 57.1% of the book value of the Company's mortgage-backed securities at December 31, 1995, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 42.9% and sequential and support classes represented approximately 34.4% of the book value of the Company's mortgagebacked securities at December 31, 1995. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The Company does invest in z-accrual bonds, but they constituted only 3.6% of the book value of the Company's mortgage-backed securities at December 31, 1995. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company does not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

          The Company does not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At December 31, 1995, 1.7% of the total book value of mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure. During 1995, none of the Company's mortgage loans were converted to foreclosed real estate or were restructured while the Company owned them.

          Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participation. These categories accounted for approximately 2.2% of the Company's invested assets at December 31, 1995.

          The Company has established and staffed an investment department, which manages portfolio investments and investment accounting functions for ILCO's life insurance subsidiaries.

          Agency Operations

          ILCO's insurance subsidiaries collectively market through the "Investors" distribution system. Independent non-exclusive agents, general agents and brokers are recruited nation-wide to sell the products. Such agents and brokers also sell insurance products for companies in competition with ILCO's insurance subsidiaries. In order to attract agents and enhance the sale of its products, the Company's insurance subsidiaries pay competitive commission rates and provides other sales inducements. The Investors Sales distribution system is presently concentrating its efforts on the promotion and sale of universal life, interest-sensitive life and term products. A new interest-sensitive whole life product was introduced to complement the Company's life portfolio.

          In 1995, the Company continued recruitment of general agents and repositioned the VIP Gold recruiting program. Investors continued to pursue select risk marketing and expanded efforts to rebuild and increase production in traditional markets.

          Marketing and sales for all of the Company's insurance subsidiaries are directed by the Executive Vice President of Marketing and Sales. The Vice President for Investors Sales directs Regional Vice Presidents who are responsible for the recruitment and maintenance of the general agents and managing general agents for individual insurance sales.

          Data Processing

          Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided at a central location until November 30, 1994. Effective December 1, 1994, all of those data processing needs have been provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc., a new subsidiary of FIC. See Item 13.- Certain Relationships and Related Transactions with Management.

          Competition

          There are many life and health insurance companies in the United States. A significant number of casualty companies also market health insurance. Agents placing insurance business with ILCO's life insurance subsidiaries are compensated on a commission basis. However, some companies pay higher commissions and charge lower premium rates and many companies have more substantial resources.

          The principal cost and competitive factors that affect the Company's ability to sell its life and health insurance and annuity products on a profitable basis are: (1) the general level of premium rates for comparable products; (2) the extent of individual policy holder services required to service each product category; (3) general interest rate levels; (4) competitive commission rates and related marketing costs; (5) legislative and regulatory requirements and restrictions; (6) the impact of competing insurance and other financial products; and
          (7) the condition of the regional and national economies.

          Reinsurance and Reserves

          In accordance with general practices in the insurance industry, the Company's insurance subsidiaries limit the maximum net losses that may arise from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained (the "Retention") with the excess being ceded to a reinsurer at a premium set forth in a schedule based upon the age and risk classification of the insured. The reinsurance treaties provide for allowances that help the Company's insurance subsidiaries offset the expense of writing new business. ILIC generally retains the first $70,000 of risk on the life of any individual. On group life insurance, the retention level is $50,000 per individual life. Investors-NA generally retains the first $100,000 of risk on the life of any individual. Investors-IN generally retains the first $50,000 of risk on the life of any individual.

          In 1988, Investors-NA entered into a bulk reinsurance treaty under which it reinsured all of its risks under accidental death benefit policies. ILIC had previously obtained similar bulk reinsurance for accidental death benefit policies. The treaty was renegotiated with another reinsurer, with a new effective date of January 1, 1996.

          In 1993 ILCO's life subsidiaries entered into a quota share reinsurance treaty under which all credit life and health business issued March 1, 1993 and later is 50% reinsured.

          In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. The arrangement reflects management's plan to develop universal life business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

          Although reinsurance does not eliminate the exposure of the Company's insurance subsidiaries to losses from risks insured, the net liability of such subsidiaries will be limited to the portion of the risk retained, provided that the reinsurers meet their contractual obligations.

          The  Company's insurance  subsidiaries  carry  reserves on  their books to meet future obligations under their outstanding insurance policies. Such reserves are believed to be sufficient to meet policy obligations as they mature and are calculated using assumptions for interest, mortality, expenses and withdrawals in effect at the time the policies were issued.

          FIC's Acquisition of Control of the Company

          In January 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of March 20, 1996, FIC owned, directly and indirectly through Family Life, 47.03% of the outstanding shares of ILCO's common stock. FIC holds options to acquire up to 1,702,155 additional shares of ILCO Common Stock. Giving effect to the exercise of those options, FIC would own, directly and indirectly through Family Life, 62.35% of the outstanding shares of ILCO Common Stock. The exercise price of the options is equal to the average quoted market price of ILCO's common stock over the six month period immediately prior to exercise. In addition, in the event that any other party were to seek to acquire, without the prior approval of ILCO's Board of Directors, securities aggregating five percent or more of ILCO's outstanding common stock, FIC would have the right to acquire, under the same price formula, that number of shares of ILCO's common stock which, when added to the number of shares then owned by FIC, would amount to 51% of ILCO's outstanding common stock.

          The stock options were granted in 1986 to FIC by the Company principally in consideration for a $1,200,000 unsecured loan from FIC, FIC's agreement to guarantee up to $4,000,000 of
          Registrant's financial obligations and FIC's agreement to guarantee, upon demand, ILCO's performance under its lease on its headquarters building. In addition, FIC guaranteed a $15,000,000 term loan of ILCO.

          FIC's Acquisition of Family Life

          After FIC acquired control of ILCO, FIC's primary involvement in the insurance industry was its indirect investment, through ILCO, in ILCO's insurance subsidiaries. In June 1991, FIC acquired Family Life Insurance Company, ("Family Life"), based in Seattle, Washington, from Merrill Lynch Insurance Group, Inc.

          Family Life underwrites and sells mortgage protection life insurance to customers who are mortgage borrowers from financial institutions where Family Life has marketing relationships. Family Life distributes its insurance products primarily through a national career sales force in 49 states and the District of Columbia.

          The $114 million purchase price for Family Life and an additional $5 million for transaction costs, working capital and other related purposes were financed by: (a) a $50 million senior loan provided by a group of banks, (b) $44 million subordinated notes issued to the seller and its affiliates and (c) $25 million senior subordinated notes issued to Investors-CA and Investors-NA. In addition, FIC granted to Investors-CA and Investors-NA nontransferable options to purchase up to a total of 9.9% of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. The options will expire on June 12, 1998 if not previously exercised. In July 1993 the subordinated notes held by the seller and its affiliates were prepaid. The primary source of the funds used to prepay the subordinated debt was a new subordinated loan of $34.5 million obtained from Investors-NA. See Item 13. Certain Relationships and Related Transactions with Management.

          Senior Loan, Subordinated Loans and Warrants

          The Company obtained the funds used for the acquisition of Investors-CA and Investors-NA from the following sources: (1) a credit facility in the amount of $135,000,000 composed of the following: (a) a senior loan in the amount of $125,000,000 (the "Senior Loan") provided by a nationally chartered banking institution (the "Senior Lender") as the lead bank in a lending syndicate consisting of six banks and/or other financial institutions; and (b) a $10,000,000 subordinated loan (the "Subordinated Loan") provided by two insurance and financial service organizations (the "Subordinated Lenders"); and (2) the sale of preferred stock as follows: (a) $5,000,000 of Class A Preferred stock issued at par to Insurance Company of North America, a CIGNA subsidiary; and (b) $15,000,000 of Class B Preferred Stock issued at par to the Subordinated Lenders. In May 1990, the holders of the Class A and Class B Preferred Stock exchanged such stock for subordinated loans of a like amount (see "Exchange of Preferred Stock"). Approximately $15,000,000 of these funds were used to discharge an existing term loan. The balance of these funds were loaned by ILCO to Standard to consummate the purchase under the Acquisition Agreement. To evidence this indebtedness, Standard issued a $140,000,000 surplus debenture to ILCO. The Company prepaid the Subordinated Loans and amended its Senior Loan in January 1993. See "The Refinancing."

          Senior Loan. The Senior Loan was a secured and guaranteed eight year term loan in the aggregate principal amount of $125,000,000. The Senior Loan had a maturity date of December 31, 1996. The principal was payable in twenty-seven quarterly installments of $4,000,000 each, commencing on July 1, 1989, followed by four quarterly installments of $4,250,000 each. The interest rate of the Senior Loan was subject to periodic change based upon stipulated percentages above a quoted bank base lending rate or Eurodollar rate as such are in effect from time to time.

          The obligations of the Registrant and its subsidiaries under the Senior Loan documents were secured by: (1) all of the issued and outstanding shares of stock of Standard and each other subsidiary now or hereafter directly owned by the Registrant, (2) an existing $15,000,000 surplus debenture assumed by Standard and payable to the Registrant, which had an outstanding principal balance of $6,956,224 as of December 31, 1995, and (3) a $140,000,000 surplus debenture issued by Standard to the Registrant in connection with the transaction, which had an outstanding principal balance of $62,340,000 as of December 31, 1995. The obligations of the Company under the Senior Loan documents were guaranteed by FIC. FIC owns approximately 47% of the Company's issued and outstanding common stock.

          The Senior Loan documents specified events of default, including, but not limited to, failure to pay amounts payable with respect to the Senior Loan documents when due, violation of covenants included in the Senior Loan documents (including covenants with respect to the maintenance of a minimum net worth), material misrepresentations, defaults under other indebtedness, the loss of any license of an insurance subsidiary of the Registrant which would have a material adverse effect on the Registrant, defaults under the FIC guaranty agreement, changes in ownership or control of FIC or the Company by its controlling person, Roy F. Mitte, or in the Company by FIC and the occurrence of certain events of bankruptcy. If Mr. Mitte had ceased to control the management of the Company solely by reason of (i) his death or (ii) his permanent inability to perform his usual and customary duties on a full-time basis on behalf of the Company and FIC as the result of physical or mental infirmity, a default would have occurred, and the banks holding in the aggregate at least 66 2/3% of the outstanding balance of the Senior Loan would have had the right, on or after 180 days after the date on which such default had occurred, to declare the Senior Loan immediately due and payable.

          The Senior Loan documents also contained various specified negative, affirmative and financial covenants to be performed or observed by the Registrant and its subsidiaries.

          In July 1990, the Company made an advance payment of the October 1990 and January 1991 installments of the principal payments under the Senior Loan. This advance payment was in the amount of $8 million and resulted in a savings in interest costs to the Company of approximately $334,250. In May 1991 the Company made another advance payment. This advance payment, in the amount of $12 million, prepaid the July 1991, October 1991 and January 1992 installments of principal and resulted in savings in interest costs to the Company of approximately $398,000. The Company made a payment of $21 million on April 1, 1992, which reduced the Senior Loan's outstanding principal balance to $60 million. Of that $21 million payment, $4,642,853 was required by the Senior Loan documents to be paid as a result of ILCO having Excess Cash Flow (as defined in the Senior Loan documents) in 1991, and $16 million prepaid the installments of principal through April 1, 1993.

          The   Senior  Loan  was   amended  in  January   1993.  See  "The
          Refinancing."

          Subordinated Loan. The original amount of the Subordinated Loan was $10,000,000, for a term of nine years (the "1997 Series Subordinate Notes"). As a result of the exchange of the Company's Class A Preferred Stock and Class B Preferred Stock (see "Preferred Stock"), the Subordinated Loan consisted of (i) the 1997 Series Subordinated Notes, in the principal amount of $10,000,000, (ii) the 1998 Series Subordinated Notes, in the principal amount of $5,000,000, plus a make-whole amount due at maturity equal to 13.25% of the then outstanding balance of the loan and (iii) the 1999 Series Subordinated Notes, in the principal amount of $15,000,000. The interest rate on the Subordinated Loan was 13.25% per annum payable quarterly. In the event of default, the interest rate would have increased to 15.25% per annum. Registrant was allowed to prepay the 1998 Series Subordinated Notes, in whole or in part, at any time, and the 1997 and 1999 Series Subordinated Notes, in whole or in part, after the third anniversary of the loan in 1991, subject to a make-whole premium payment intended to provide the Subordinated Lenders with an economic return on the Subordinated Loan approximately equal to that which they would have received if the loan was paid at maturity. The Subordinated Loan was subordinated to the $125,000,000 Senior Loan described above and constituted a second lien on all assets subject to the first lien of the Senior Loan. Repayment of the Subordinated Loan was also guaranteed by FIC.

          Pursuant to the terms of the Subordinated Loan, the holders of the 1997 Series Subordinated Notes and the 1999 Series Subordinated Notes were issued detachable warrants entitling the holders to purchase 19.95% of the Registrant's Common Stock on a fully diluted basis exercisable for a Warrant Exercise Price of $10.00 per share. As a result of the three-for-one stock split effective February 15, 1990, the Warrant Exercise Price was adjusted to $3.33 per share. The warrants provided for a put and call option under which the holder was entitled to put said warrants to the Registrant at a specified price during the sixth through eighth years (which was subject to being extended due to any postponement periods imposed by a Senior Debt default) of the Subordinated Loan and the Registrant had the right to call said warrants commencing at the beginning of the seventh year and continuing thereafter for a similar three year period. (see "Warrants").

          The Subordinated Loan documents specified events of default, including, but not limited to, failure to pay principal, interest, commitment fees or other amounts payable with respect to the Subordinated Loan documents when due, violation of covenants included in the Subordinated Loan Documents (including covenants with respect to the maintenance of a minimum net worth of $22,500,000), material misrepresentations, defaults under other indebtedness, changes in ownership or control of FIC by its controlling person, Roy F. Mitte, or in the Registrant by FIC, and the occurrence of certain events of bankruptcy.

          The Subordinated Loan was prepaid in January 1993. See "The Refinancing."

          Preferred Stock. In 1988, the shareholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of 5,000,000 shares of Class A Preferred Stock, $1.00 par value, 15,000,000 shares of Class B Preferred Stock, $1.00 par value and 10,000,000 shares of Class C Preferred Stock, $1.00 par value. In connection with the acquisition of the Investors Life Companies, the Registrant sold 5,000,000 shares of the Registrant's Class A Preferred Stock to Investors Life Insurance Company of North America for a total sales price of $5,000,000 and sold 15,000,000 shares of the Registrant's Class B Preferred Stock to the Subordinated Lenders and their affiliates for a total sales price of $15,000,000. Under the Senior Loan and the New Senior Loan (see "The Refinancing"), the Registrant is not permitted to issue the Class C Preferred Stock.

          Exchange of Preferred Stock. Effective as of May 1, 1990, the Company effected an exchange agreement with the holders of its Class A Preferred Stock (principal amount of $5 million; dividend rate of 13.25%) and its Class B Preferred Stock (principal amount of $15 million; dividend rate of 13.25%). Under the provisions of the exchange agreement, the holders of the Class A Preferred
          Stock received $5 million principal amount of a 13.25% 1998 Series Subordinate Notes, due November 1, 1998, together with a make whole amount equal to 13.25% of the then outstanding balance of the Note. The holders of the Class B Preferred Stock received $15 million principal amount of a 13.25% 1999 Series Subordinated Notes, due November 1, 1999. Each of the new Series of Subordinated Notes were included, by amendment, within the Subordinated Loan documents described in the preceding section (see "Subordinated Loan").

          As a result of this transaction, the Company's interest expense increased by approximately $1.7 million in 1990 as compared to 1989 and increased by $ 2.7 million in 1991 as compared to 1989, and net income available to common shareholders in 1990 and 1991 increased by the tax effect of these increases in interest expense.

          Warrants. In connection with the Subordinated Loan and issuance of the Class B Preferred Stock the Registrant issued to the holders of the 1997 Series Subordinated Notes and the purchasers of the Class B Preferred Stock on December 28, 1988 detachable warrants entitling the warrant holders thereof to purchase a total of 1,107,480 shares of the Registrant's Common Stock, on a fully diluted basis, exercisable at $3.33 per share. The warrants carried a put and call option under which the holder was entitled to put said warrants to the Company at a price based on a specified formula during the period commencing at the beginning of the sixth year from the date of issuance and continuing for 1,095 days thereafter, except that to the extent that the Senior Loan would have prevented the exercise of such put, they could have been exercised for such additional period as would have given the warrant holders 1,095 days of exercise rights. The Company had the right to call said warrants for a like period commencing at the beginning of the seventh year from the date of issuance. The warrants were purchased and cancelled by the Company in January 1993. See "The Refinancing."

          The Refinancing. On January 29, 1993, the Company prepaid all of its subordinated indebtedness and purchased and cancelled all of the warrants held by certain of its subordinated noteholders. In addition to paying the $30 million aggregate principal amount of the subordinated notes due in 1997, 1998 and 1999 plus accrued interest, the Company paid approximately $7 million of prepayment penalty, the after-tax effect of which was a charge against earnings in 1993, and approximately $8 million for the warrants, which was a charge directly against retained earnings. The warrants had entitled the holders to purchase 1,107,480 shares of the Company's Common Stock (approximately 24% of the outstanding shares) at an exercise price of $3.33 per share. The currently estimated price that the warrant holders could have required the Company to pay for the warrants upon exercise of their put option was approximately $29.9 million. The earliest that the put option could have been exercised was December 1993, if such exercise would not have resulted in a default under the Senior Loan at that time. The purchase and cancellation of the warrants will reduce the number of the Company's outstanding shares of common stock and common stock equivalents used in the computation of its earnings per share from approximately 7,147,000 shares to approximately 6,040,000 shares. This adjustment in common stock equivalents has affected earnings per share for periods after January 29, 1993.

          The primary source of the funds used to prepay the subordinated debt and to purchase the warrants was an increase in the outstanding balance of the Senior Loan from $60 million to $110 million pursuant to an amended and restated credit agreement that the Company entered into on January 29, 1993 with certain banks, including the same agent bank as in the Company's original bank group in 1988. The Company's prepayment of subordinated debt, purchase of warrants and increase in senior bank indebtedness are referred to herein as the "Refinancing". The terms of the amended and restated credit facility ("New Senior Loan") are substantially the same as the Senior Loan. The interest rate on the $30 million subordinated debt that was replaced by the New Senior Loan was 13.25%. The average interest rate paid by the Company on its New Senior Loan was approximately 6.37% during 1993, 7.04% during 1994 and 8.63% during 1995. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the New Senior Loan. On February 14, 1995, the Company borrowed an additional $15 million under the New Senior Loan to help finance the acquisition of Investors-IN, and the maturity date of the New Senior Loan was further extended to July 1, 1999.

          The New Senior Loan is a secured and guaranteed six and one-half year term loan. A required $26 million principal payment was made on April 1, 1993. Thereafter, the principal is payable in twenty two quarterly installments of $4.5 million each, commencing on April 1, 1994 and ending on July 1, 1999. The Company is required to make mandatory payments on the New Senior Loan equal to (a) 100% of the net proceeds from the issuance of the Company's capital stock or debt securities and (b) the applicable percentage of the Company's annual Excess Cash Flow: 100%, if the outstanding principal balance of the New Senior Loan exceeds $75 million; 75%, if the outstanding balance exceeds $50 million but is equal to or less than $75 million; or 50%, if the outstanding balance is equal to or less than $50 million. Excess Cash Flow is the excess of (i) the sum of the Company's cash and cash equivalents, principal and interest received by the Company from surplus debentures, cash dividends received by the Company and interest income on the Company's cash equivalents over (ii) the sum of principal and interest paid on the Company's indebtedness, operating expenses, taxes actually paid and $5 million.

          The New Senior Loan bears interest, at the option of the Company, at a rate per annum equal to (i) the Alternate Base Rate (as defined below) plus the Applicable Margin (as defined below), or
          (ii) LIBOR (adjusted for reserves) for interest periods of 1, 2, 3 or 6 months plus the Applicable Margin. LIBOR is London Inter-Bank Offered Rates. The Alternate Base Rate for any day is the higher of (a) the agent bank's corporate base rate as announced from time to time and (b) the federal funds rate as published by the Federal Reserve Bank of New York plus 0.5%. The Applicable Margin, depending on the outstanding principal balance of the New Senior Loan, ranges from 0.5% to 1.25% for loans that bear interest based upon the Alternate Base Rate and from 1.75% to 2.5% for loans that bear interest based upon LIBOR. The initial Applicable Margin for Alternate Base Rate loans is 1.25% and the initial Applicable Margin for LIBOR loans is 2.5%.

          The obligations of the Company under the New Senior Loan are secured by: (1) all of the outstanding shares of stock of Investors-NA, (2) a $15,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $6,956,224 as of December 31, 1995 and (3) a $140,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $62,340,000 as of December 31, 1995. The obligations of the Company under the New Senior Loan are guaranteed by FIC.

          The New Senior Loan prohibits the payment by the Company of cash dividends on the Common Stock and contains covenants, including restrictive covenants that impose limitations on the Company's and its subsidiaries' ability to, among other things: (i) make investments; (ii) create or incur additional debt; (iii) engage in businesses other than their present and related businesses;
          (iv) create or incur additional liens; (v) incur contingent obligations; (vi) dispose of assets, (vii) enter into transactions with affiliated companies; and (viii) make capital expenditures; and various financial covenants, including covenants requiring the maintenance of a minimum cash flow coverage ratio, minimum consolidated net worth and minimum statutory surplus of subsidiaries, and a minimum ratio (330%) of the sum of statutory capital and surplus, asset valuation reserve and interest maintenance reserve of each insurance company subsidiary to its respective Authorized Control Level RBC (see "Regulation").

          The New Senior Loan specifies events of default, including, but not limited to, failure to pay amounts under the New Senior Loan documents when due; defaults or violation of covenants under other indebtedness; certain defaults or violation of certain covenants under the Family Life senior bank loan; defaults under the $34.5 million loan made by Investors-NA to subsidiaries of FIC in 1993; the loss of any license of an insurance subsidiary of the Company which would have a material adverse effect on the Company; defaults under the FIC guaranty agreement; changes in ownership or control of FIC or the Company by its controlling person, Roy F. Mitte, or in the Company by FIC; and the occurrence of certain events of bankruptcy. If Mr. Mitte ceases to control the management of the Company solely by reason of (i) his death or (ii) his permanent inability to perform his usual and customary duties on a full-time basis on behalf of the Company and FIC as the result of physical or mental infirmity, a default will occur, and the banks holding in the aggregate at least 66 2/3% of the outstanding balance of the New Senior Loan may, on or after 180 days after the date on which such default occurs, declare the New Senior Loan immediately due and payable. Mr. Mitte's ability to communicate and his mobility are impaired as a result of a stroke he suffered in May 1991. However, Mr. Mitte continues to control the management of the Company, and Mr. Mitte's impairments did not constitute a default under the Senior Loan, nor do they constitute a default under the New Senior Loan. See Item 10(b)-Executive Officers of the Registrant.

          The outstanding principal balance  of the New Senior Loan  was $-
          59.4 million as of December 31, 1995.

          Regulation

          General. The Company's insurance subsidiaries are subject to regulation and supervision by the states in which they are licensed to do business. Such regulation is designed primarily to protect policy owners. Although the extent of regulation varies by state, the respective state insurance departments have broad administrative powers relating to the granting and revocation of licenses to transact business, licensing of agents, the regulation of trade practices and premium rates, the approval of form and content of financial statements and the type and character of investments.

          These laws and regulations require the Company's insurance subsidiaries to maintain certain minimum surplus levels and to file detailed periodic reports with the supervisory agencies in each of the states in which they do business and their business and accounts are subject to examination by such agencies at any time. The insurance laws and regulations of the domiciliary states of the Company's insurance subsidiaries require that such subsidiaries be examined at specified intervals.

          Investors-NA and ILIC are domiciled in the states of Washington and New Jersey, respectively. In December 1992, Investors-NA redomesticated from Pennsylvania to Washington, and Investors-CA merged into Investors-NA. In June, 1993 Standard Life merged into Investors-NA. Investors-IN is domiciled in the State of Indiana.

          A number of states regulate the manner and extent to which insurance companies may test for acquired immune deficiency syndrome (AIDS) antibodies in connection with the underwriting of life insurance policies. To the extent permitted by law, the Company's insurance subsidiaries consider AIDS information in underwriting coverage and establishing premium rates. An evaluation of the financial impact of future AIDS claims is extremely difficult, due in part to insufficient and conflicting data regarding the incidence of the disease in the general population and the prognosis for the probable future course of the disease.

          Risk-Based Capital Requirements. Effective for the 1993 calendar year, the National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with; (i) asset quality; (ii) mortality and morbidity; (ii) asset and liability matching; and (iv) other business factors. The states will use the RBC formula as an early warning tool to discover potential weakly capitalized companies for the purpose of initiating regulatory action. The RBC requirements are not intended to be a basis for ranking the relative financial strength of insurance companies. In addition, the formula defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by-state basis.

          The RBC requirements provide for four different levels of regulatory attention in those states that adopt the NAIC regulations, depending on the ratio of the company's Total Adjusted Capital (which generally consist of its statutory capital, surplus and asset valuation reserve) to its Authorized Control Level RBC. A "Company Action Level Event" is triggered if a company's Total Adjusted Capital is less than 200% but greater than or equal to 150% of its Authorized Control Level RBC, or if a negative trend has occurred (as defined by the regulations) and Total Adjusted Capital is less than 250% but more than 200% of its Authorized Control Level RBC. When a Company Action Level Event occurs, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. A "Regulatory Action Level Event" is triggered if a company's Total Adjusted Capital is less than 150% but greater than or equal to 100% of its Authorized Control Level RBC. When a Regulatory Action Level Event occurs, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. An "Authorized Control Level Event" is triggered if a company's Total Adjusted Capital is less than 100% but greater than or equal to 70% of its Authorized Control Level RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. A "Mandatory Control Level Event" is triggered if a company's total adjusted capital is less than 70% of its Authorized Control Level RBC, and the regulatory authority is mandated to place the company under its control.

          Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 1995 indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries is above 500% of its respective Authorized Control level RBC.

          Solvency Laws Assessments. The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. The occurrence and amount of such assessments have increased in recent years. The net amount of such assessment for the Company's insurance subsidiaries was approximately $241,692 in the year ended December 31, 1995. That amount is net of the amounts that can be offset against future premium taxes. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

          Surplus Debentures and Dividends. The principal sources of cash for the Company to make payments of principal and interest on the Senior Loan are payments under the surplus debentures of Investors-NA (a Washington-domiciled corporation) and dividends paid by Investors-NA, ILIC (a New Jersey-domiciled company) and Investors-IN (an Indiana-domiciled company).

          Under current Washington and New Jersey law, any proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is called an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. Effective July 25, 1993, Washington amended its insurance code to retain the "greater of" standard but enacted requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that dividends may be paid only from earned surplus. Investors-NA does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not presently permitted to pay cash dividends. However, since the new law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the surplus debentures is not affected.

          Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $11,014,294 at December 31, 1995.

          The surplus debentures were originally issued by Standard Life. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the surplus debentures. Under the provisions of the surplus debentures and current law, Investors-NA can pay interest and principal on the surplus debentures without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million. As of December 31, 1995, the statutory surplus of Investors-NA was $59,496,193. Investors-NA does give five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debentures in accordance with an agreement between Investors-NA and the Department. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the surplus debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

          Pursuant to the surplus debentures, Standard Life, which merged into Investors-NA on June 29, 1993, had paid to the Company principal and interest totalling $17,755,412 and $14,970,460 in 1992 and 1993, respectively. After the merger, Investors-NA paid to the Company principal and interest on the surplus debentures of $8,573,320 during the balance of 1993, $26,224,640 in 1994 and $22,749,576 in 1995.

          Valuation Reserves. Commencing in 1992, the Mandatory Securities Valuation Reserve ("MSVR") required by the NAIC for life insurance companies was replaced by a mandatory Asset Valuation Reserve ("AVR") which is expanded to cover mortgage loans, real estate and other investments. A new mandatory Interest Maintenance Reserve ("IMR"), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income, is also effective for 1992. Previously, realized capital gains attributable to interest rate changes were credited to the MSVR and had the effect of reducing the required MSVR contributions of ILCO's insurance subsidiaries. Effective in 1992, such realized capital gains are credited to the IMR. As a result of these changes, management believes that the Company's insurance subsidiaries are required to accrue greater aggregate asset valuation reserves. The combination of the AVR and IMR will affect statutory capital and surplus and may reduce the ability of the Company's insurance subsidiaries to pay dividends and make payments on the surplus debentures.

          Insurance Holding Company Regulation. Investors-NA, ILIC and Investors-IN are subject to regulation under the insurance and insurance holding company statutes of Washington, New Jersey and Indiana. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies and affiliates.

          Under the Washington, New Jersey and Indiana insurance holding company laws, unless (i) certain filings are made with the respective department of insurance, (ii) certain requirements are met, including a public hearing and (iii) approval or exemption is granted by the respective insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as the Company, which controls an insurance company domiciled in that state, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist if a person directly or indirectly owns or controls 10% or more or the voting securities of another person.

          Potential Federal Regulation. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies are investigating the current condition of the insurance industry (encompassing both life and health and property and casualty insurance) in the
          United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Congress is currently conducting a variety of hearings relating in general to the solvency of insurers. It is not possible to predict the outcome of any such congressional activity nor the potential effects thereof on the Company's insurance subsidiaries.

          Congressional initiatives directed at repeal of the McCarran-Ferguson Act (which exempts the "business of insurance" from most federal laws, including the antitrust laws, to the extent it is subject to state regulation) and judicial decisions narrowing the definition of "business of insurance" for McCarran-Ferguson Act purposes may limit the ability of insurance companies in general to share information with respect to rate-setting, underwriting and claims management practices. Current and proposed federal measures which may also significantly affect the insurance industry include minimum solvency requirements and removal of barriers preventing banks from engaging in the insurance business.

          Federal Income Taxation

          The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Investors Life-NA can pay to the Company. For the years ended December 31, 1993, 1994 and 1995, the increases (decreases) in the current income tax provisions of the Company's insurance subsidiaries due to this change were $429,325, $88,505 and ($118,480), respectively. The change has a negative tax effect for statutory accounting purposes when the premium income of the Company's insurance subsidiaries increases, but has a positive tax effect when their premium income decreases.

                                 Segment Information

          The principal operations of the Company's insurance subsidiaries are the underwriting of life insurance and annuities. Accordingly, no separate segment information is required to be provided by the Registrant for the three-year period ending December 31, 1995.

          Item 2. Properties

          The Registrant's headquarters are located at Austin Centre, 701 Brazos, Suite 1400, Austin, Texas. Investors-NA purchased Austin Centre, an office-hotel property in downtown Austin in August 1991 for a purchase price of $31,275,000 from an unrelated seller that had previously acquired the property through foreclosure. Austin Centre covers a full city block and is a sixteen story mixed use development consisting of 343,664 square feet of office/retail space (predominately office space), a 314 room hotel and 61 luxury apartments, all united by a 200 foot high glass atrium. The project was completed in October 1986. At December 31, 1995, the office tower was approximately 85% occupied, and during 1995 the hotel averaged about 80% occupancy.

          In September 1995, Investors-NA entered into a contract to sell Austin Centre to an Austin-based real estate investment firm for a purchase price of $62.675 million, less $1 million to be paid to a capital reserve account for the purchaser. The contract provides that the sale will be consummated by March 29, 1996. ILCO anticipates that the sale proceeds equal to the amount that Investors-NA presently has invested in Austin Centre will be retained and reinvested by Investors-NA and that most of the balance of the net proceeds of the sale will be used to reduce ILCO's bank indebtedness by approximately $15 million.

          On January 31, 1995, ILCO, through Investors-NA, purchased, as an investment property, an office building project known as Bridgepoint Office Square in Austin, Texas for a cash purchase price of $9.75 million. The property consists of 20 acres of land with four office building sites and two parking structure sites. The first phase of development of the property was completed in 1986 and consists of a five-story office building with 83,474 square feet of rentable space and a 550-car parking garage. In the fourth quarter of 1995, construction began on the second office building, containing approximately 109,000 rentable square feet, and the other parking garage. This second phase of the project is projected to be completed in the summer of 1996.

          In March 1996, Investors-NA agreed to lease approximately 152,000 square feet at Bridgepoint Office Square to Motorola, Inc. for use by the Power PC Alliance, composed of engineers from Motorola, IBM Corp. and Apple Computer Inc. The Alliance will occupy 100% of the second office building and approximately 43,000 square feet of the third office building, which Investors-NA began constructing in March 1996. The third building will contain approximately 81,000 rentable square feet and is projected to be finished in late 1996.

          ILCO leases a building located at 40 Parker Road, Elizabeth, New Jersey. This building, which was formerly the Company's headquarters building, contains approximately 41,000 square feet of office space. The remaining term of the lease is 11 years, and the lease calls for a minimum base rental of $450,000 per annum. The lease provides that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by ILCO. The Registrant and ILIC currently occupy a nominal portion of the space in the 40 Parker Road property and have sub-leased the remaining portion.

          ILIC owns three buildings which are adjacent to the 40 Parker Road building. One building, which leased to third parties, contains approximately 3,500 square feet of space. The second building contains approximately 2,500 square feet of space and is leased to persons who perform maintenance services for ILIC's and ILCO's properties in Elizabeth, New Jersey. The third building, purchased during 1985, contains approximately 3,500 square feet of space, and is partially leased to third parties and the remainder is used to provide accommodations for employees working at the New Jersey office.

          Investors-NA owns an office building, located at 206 West Pearl Street, Jackson, Mississippi. This building is 66 years old and contains approximately 85,000 square feet of office space. Investors-NA currently occupies a nominal portion of the space in this property and leases space to various commercial tenants.

          The Company believes that its properties and leased space are adequate to meet its foreseeable requirements.

          Item 3. Legal Proceedings

          The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such legal actions will not have a material impact on the financial statements.

          Item 4. Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1995 to a vote of security holders.


                                       PART II

          Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

          A. Market Information

          The following table sets forth the quarterly high and low sales prices for the Company's Common Stock in The Nasdaq Small-Cap Market for 1995 and 1994.

                                                       Prices
                                             High                Low

          1995:

          1st Quarter. . . . . . .           $13.50              $10.00
          2nd Quarter. . . . . . .            13.00               10.75
          3rd Quarter. . . . . . .            12.00               10.25
          4th Quarter. . . . . . .            13.25               10.25

          1994:

          1st Quarter. . . . . . .           $13.50              $12.00
          2nd Quarter. . . . . . .            12.50               10.00
          3rd Quarter. . . . . . .            12.50               10.50
          4th Quarter. . . . . . .            12.00                9.25

          The Common Stock of the Company is traded in The Nasdaq Small-Cap Market (NASDAQ Symbol: ILC0). Quotations are furnished by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

          B. Holders

          The approximate number of record holders of the Common Stock of the Registrant as of March 20, 1996 was 1,600.

          C. Dividends

          No dividend was declared or paid by the Company during 1993, 1994 or 1995. Under the terms of the Senior Loan and the New Senior Loan, the Registrant was not, and is not, permitted to declare or pay any dividends on its Common Stock during the loan term. A more detailed discussion of the Senior Loan and the New Senior Loan is set forth in Item 1 hereof.

          The ability of an insurance holding company, such as ILCO, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its operating insurance subsidiaries. The right of such subsidiaries to pay dividends is generally restricted by the insurance laws of their domiciliary states. See Item 1. Business Regulation - Surplus Debentures and Dividends.

          Item 6. Selected  Financial Data (in thousands,  except per share
          data;   certain  restatements   and  adjustments   are  explained
          following this table.)

                                   Years Ended December 31,

                           1995        1994        1993      1992        1991

          Revenues     $  122,390  $  114,842 $  117,843 $  139,009 $  152,936

          Benefits &
          Expenses        105,907      99,142    100,525    117,568    133,397

          Income from
          operations       16,483      15,700     17,318     21,441     19,539

          Provision for
          federal income
          taxes             5,769       5,783      5,118      7,540      6,776

          Net Income
          before extra-
          ordinary item
          and cumulative
          effect of
          change in
          accounting
          principle    $   10,714  $    9,917 $   12,200 $   13,901 $   12,763

          Extraordinary
          Item                -0-         -0-    (6,253)        -0-        -0-

          Net Income
          before
          cumulative
          effect of
          change in
          accounting
          principle        10,714       9,917      5,947     13,901     12,763

          Cumulative
          effect of
          change in
          accounting
          principle           -0-         -0-    (2,600)        -0-        -0-

          Net Income   $   10,714  $    9,917 $    3,347 $   13,901 $   12,763

          Common
          Stock and
          Common  Stock
          Equivalents       5,389       5,378      5,858      7,052      7,149

          Net Income per
          share before
          extraordinary
          item and
          cumulative
          effect of
          change in
          accounting
          principle     $    2.11  $     1.93 $     2.20 $     2.06 $    1.89

          Extraordinary
          Item                -0-         -0-     (1.07)        -0-        -0-

          Net  income per
          share before
          cumulative
          effect of
          change in
          accounting
          principle          2.11        1.93       1.13       2.06       1.89

          Cumulative
          effect of
          change in
          accounting
          principle           -0-         -0-      (.44)        -0-        -0-

          Net income per
          share         $    2.11  $     1.93 $      .69 $     2.06 $     1.89

          Cash Dividend       -0-         -0-        -0-        -0-       -0-

          Long Term Debt$  59,385  $   66,585 $   84,000 $   90,325 $  111,300

          Total Assets $1,315,293  $1,148,994 $1,266,941 $1,286,733 $1,312,141


               1 Net income per share for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 included the dilutive effect resulting from the increase in the market price of the Company's common stock. Such increase requires that outstanding common share equivalents be taken into account in determining net income per share. See "Notes to Consolidated Financial Statements" for a description of the manner of calculation of common share equivalents.


          Item 7.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          For the year ended December 31, 1995, ILCO's net income from operations was $10,714,000 ($2.11 per common share), as compared to $9,917,000 ($1.93 per common share) in 1994 and $12,200,000
          ($2.20 per common share), before extraordinary item and change in accounting principle, in 1993.

          Net income for the years 1995 and 1994 was not affected by extraordinary items. For the year ended December 31, 1993, after giving effect to the cost of early extinguishment of debt (net of tax) and the effect of a change in accounting principle, net income for the period was $3,347,000, or $.69 per common share. The net income of ILCO for the year 1993 was affected by (i) the costs associated with the prepayment in January of 1993 of its Subordinated Loans; the prepayment premium resulted in a one time charge to earnings in the amount of $6,253,000, net of tax, and
          (ii) the one time charge to earnings, in the amount of $2,600,000, which was incurred in connection with the initial adoption of Financial Accounting Standard No. 109 ("Accounting for Income Taxes"). The effect of each of these items was within the range previously disclosed by management in the Company's Form 10-K for the year ended December 31, 1992.

          The results for 1995 include the operations of Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company) for the period from February 14, 1995 to December 31, 1995. Investors Life Insurance Company of Indiana ("Investors-IN") was purchased by ILCO and Investors Life Insurance Company of North America ("Investors-NA") for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. The name change was completed in May, 1995.

          The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $24,511,342 at December 31, 1995, as compared to $21,119,689 at December 31, 1994 and $20,325,814 at December
          31, 1993. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          Premium income, net of reinsurance, for the year 1995 was $11.7 million, as compared to $14.3 million in 1994 and $16.1 million in 1993. The decline is primarily attributable to the decision to discontinue the writing of credit life and credit accident and health insurance, as well as the reduction in premiums received for traditional (non-universal) life insurance and accident and health insurance policies. This decline was partially offset by the premium income resulting from the inclusion of Investors-IN. For the year 1995, reinsurance premiums ceded were $8.9 million, as compared to $10.9 million in 1994 and $11.9 million in 1993.

          During the first half of 1994, management completed its review of the credit life and credit disability business of the Company. As a result of this review, management determined that these product lines were not producing desired profitability objectives. Accordingly, management announced that the Company's subsidiaries which underwrote credit insurance would discontinue the writing of new credit life and credit disability insurance. For the full year of 1995, this action had a negative effect on premium income in the amount of $5.6 million.

          Earned insurance charges for the year ended December 31, 1995 were $42.3 million, as compared to $39.4 million for 1994 and $38.6 million in 1993. This source of revenues is related to the universal life insurance and annuity book of business of Investors-NA. The increase in the level of earned insurance charges for the 1995 year is primarily attributable to the addition of Investors-IN.

          In 1995, Investors-NA entered into a reinsurance agreement with Family Life Insurance Company (an insurance company subsidiary of Financial Industries Corporation and an affiliated company of Investors-NA), pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. The arrangement reflects management's plan to develop universal life business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

          Interest expense was $5.7 million for the year ended December 31, 1995, as compared to $5.2 million for the year 1994 and $5.7 million in 1993. The increase in 1995, as compared to 1994, is attributable to an increase in the average rate of interest paid on the senior loan - 8.63% in 1995 as compared to 7.04% for 1994, the effect of which was partially offset by a decrease in the average amount of the senior loan ($64.3 million in 1995 as compared to $69.4 million in 1994). The decrease in interest expense in 1994, as compared to 1993, was attributable to the lower average amount of the senior loan ($69.4 million for 1994 and compared to $88.9 million in 1993), offset partially by a slight increase in the average rate of interest paid on the senior loan (7.04% in 1994, as compared to 6.37% in 1993).

          The decline in long-term interest rates during 1995, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of December 31, 1995, the market value of the fixed maturities available for sale segment was $483.6 million as compared to a carrying value of $463.7 million, or an unrealized gain $19.9 million. There is no assurance that this unrealized gain willbe realized in the future.

          The investment income earned on the Company's portfolio affects the level of interest rates which the Company credits to its universal life insurance, whole life insurance and annuity products. The objective of the Company is to maintain an appropriate margin between the rate of interest which it earns on its investments and the rate which it credits to policyholders.

          Total assets as of December 31, 1995 ($1.32 billion) increased from the level as of December 31, 1994 ($1.15 billion). The increase in total assets is primarily attributable to (a) the inclusion of Investors-IN and (ii) an increase in the amount of separate account assets.

          On January 31, 1995, ILCO, through Investors-NA, purchased, as an investment property, an office building project known as One Bridgepoint Office Square in Austin, Texas for a cash purchase price of $9.75 million. The property consists of 20 acres of land, with four office building sites and two sites for parking garages. At the time of the purchase, the first stage of the development had already been completed, consisting of a five-story office building with 83,474 square feet of rentable space and a 550-car parking garage. That stage of the development was completed in 1986. In the fourth quarter of 1995, construction commenced on a second building on the site, with 110,000 square feet of rentable space, and the second parking garage. The second phase of the project is expected to be completed in the summer of 1996.

          In March 1996, Investors-NA agreed to lease approximately 152,000 square feet at Bridgepoint Office Square to Motorola, Inc. for use by the Power PC Alliance, composed of engineers from Motorola, IBM Corp. and Apple Computer Inc. The Alliance will occupy 100% of the second office building and approximately 43,000 square feet of the third office building, which Investors-NA began constructing in March 1996. The third building will contain approximately 81,000 rentable square feet and is projected to be finished in late 1996.

          In January 1996, the Company announced that Investors-NA had entered into an agreement to sell the Austin Centre, an office-hotel complex in Austin, Texas. The selling price is $62.675 million, less $1 million to be paid to a capital reserve account for the purchaser. The property, which consists of 343,664 square feet of office/retail space, a 314 room hotel and 61 rental apartments, was purchased in 1991 for $31.275 million. Since 1992, the Company has rented space on three floors of the office tower as its headquarters. The Company anticipates that a portion of the sale proceeds, approximately the amount that Investors-NA has invested in the property, will be retained and reinvested. The balance of the net proceeds of the sale will be used to reduce the Company's senior loan obligations by approximately $15 million. The sale contract provides that the sale will be consummated by March 29, 1996.

                                Results of Operations

          For the year ended December 31, 1995, the Company's income from operations before Federal income taxes was $16,483,000 on revenues of $122,390,000, as compared to $15,700,000 on revenues of $114,842,000 in 1994. For the year 1993, income from operations before Federal income taxes, extraordinary item and cumulative effect of change in accounting principle was $17,318,000 (on revenues of $117,843,000).

          The Company's net income, net of federal income taxes, was $10,714,000, or $ 2.11 per common share for the year 1995, as compared to $9,917,000, or $1.93 per common share for the year 1994 For the year 1993, net income, net of federal income taxes, extraordinary items and cumulative effect of change in accounting principle, was $3,347,000, or $.69 per common share. Net income per common share in 1995 was affected by a slight increase in the number of common stock and common stock equivalents which were required to be taken into account in determining net income per share. For the year ended December 31, 1995, the amount of common stock and common stock equivalents was 5,389,000, as compared to 5,378,000 in 1994 and 5,858,000 in 1993.

          For the year ended December 31, 1995, annualized first-year premiums and deposits on deposit type contracts of Investors-NA declined by approximately 19% as compared to 1994. The corresponding decline from 1993 to 1994 was 7%.

          During 1995, the lapse rate with respect to universal life insurance policies increased slightly from the lapse rate experienced in 1994. The rate in 1995 was 8.8%, as compared to 8.2% in 1994. The lapse rate with respect to traditional (non-universal) life insurance policies decreased from the levels experienced in 1994. The rate in 1995 was 8.8%, as compared to 9.8% in 1994. The lapse rates experienced during the 1995 period were within the ranges anticipated by management.

          As of December 31, 1995, the number of employees within the Company was approximately 338. This level of staffing includes employees who provide administrative services to Family Life Insurance Company, in connection with which Investors-NA receives an expense reimbursement.

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

          As of December 31, 1994, the outstanding principal balance of the ILCO's senior loan obligations was $66.6 million. On January 2, 1995, the Company made a scheduled payment of $4.5 million under its Senior Loan. In connection with the acquisition of Investors-IN in February, 1995, ILCO borrowed an additional $15 million under its Senior Loan to help finance the purchase. On April 3, 1995, a principal payment in the amount of $13.2 million was made, which prepaid the Senior Loan until October 1, 1995. The Senior Loan had a principal balance at December 31, 1995 of $59.4 million. In January, 1996, the Company made a scheduled principal payment, in the amount of $4.5 million. As of March 15, 1996, the principal balance of the Senior Loan was $54.9 million.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of December 31, 1995, the outstanding principal balance of the Surplus Debentures was $7.0 million and $62.3 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1995, the statutory capital and surplus of Investors-NA was $61.9 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

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

          ILCO's net cash flow provided by (used in) operating activities was $10.3 million for the year ended December 31, 1995, as compared to ($15.3) million for the same period in 1994. This change is primarily due to fluctuations in the amount of deferred federal income taxes, related to the market value of the portion of investments assets that are fixed maturities available for sale.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                     Investments

          As of December 31, 1995, the book value of the Company's investment assets totaled $669.5 million, as compared to $547.7 million as of December 31, 1994. Total assets as of December 31, 1995 ($1.32 billion) increased from the level as of December 31, 1994 ($1.15 billion). The increase in total assets is primarily attributable to the inclusion of Investors-IN and an increase in the amount of separate account assets and the unrealized gain in the market value of fixed maturities available for sale.

          The level of short-term investments at the end of 1995 was $86.0 million, as compared to $94.9 million at the end of 1994. The decline in the level of short-term investments reflects the actions of management to diversify the investment portfolio of the Company and the investment in the development of Bridgepoint.

          The fixed maturities available for sale portion of invested assets at December 31, 1995 was $483.6 million. The amortized cost of the fixed maturities available for sale segment as of December 31, 1995 was $463.7 million, representing a net
          unrealized  gain  of $19.9       million.   This  unrealized gain
          principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

          The assets held by ILCO's life insurance subsidiaries must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates.  Thisobjective is implemented byselecting primarily short-
           to medium-term,  investment grade  fixed income securities.   In
          making such portfolio selections,  the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade."

          The Company's fixed maturities portfolio (including short-term investments), as of December 31, 1995, included a non-material amount (1.1% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. For the year ended December 31, 1994, the comparable percentage was 1.1%. The majority of these non-investment grade investments are concentrated in the medium quality (or "3") category, with only 0.2% receiving an NAIC rating of "4" (low quality) or below as of December 31, 1995, as compared to 0.5% as of December 31, 1994.

          The consolidated balance sheets of the Company as of December 31, 1995 include $61.2 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $1.7 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iv) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above. The NAIC has assigned a rating of "3" to the notes described above. These loans have not been included in the preceding description of NAIC rating percentages.

          Management believes that the absence of any material amounts of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiaries enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

                                Accounting Development

          Stock-Based Compensation:

          In October, 1995, the Financial Accounting standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." This Statement encourages companies to adopt a fair value based method of accounting for employee stock options and other equity instruments awarded as compensation. Under this method, compensation expense equal to the fair value of the security at the award grant date is recognized as compensation expense over the vesting period of the awarded security. However, the Statement also allows companies to continue to account for stock-based compensation under the intrinsic value based method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, the compensation cost is computed as the excess, if any, of the quoted market price of the equity security at the measurement date over the amount an employee must pay to acquire the security. If a company continues to account for stock-based compensation under the intrinsic value based method, it must make certain pro-forma disclosures in the footnotes to the financial statements for the difference in the fair value based method and the intrinsic value based method. This Statement is effective for stock-based compensation transactions entered into in fiscal years that begin after December 15, 1995.

          Management intends to continue to account for stock-based compensation under the intrinsic value based method as prescribed by APB No. 25, and allowed under SFAS No. 123. The company will make the appropriate pro-forma disclosures required by SFAS in 1996.

          Item 8. Financial Statements and Supplementary Data

          The following Financial Statements of ILCO and its consolidated subsidiaries have been filed as part of this report:

               1.   Report   of   Price    Waterhouse   LLP,    Independent
                    Accountants, dated March 27, 1996.

               2. Consolidated Balance Sheets, as of December 31, 1995 and December 31, 1994.

               3. Consolidated Statements of Income for the years ended December 31 1995, 1994 and 1993.

               4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

               5. Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

               6.   Notes to Consolidated Financial Statements.

          Item 9.   Changes  in  and  Disagreements  with   Accountants  on
                    Accounting and Financial Disclosure

          No independent accountant who audited the Registrant's financial statements has resigned or been dismissed during the two most recent fiscal years.


                                       PART III

          Item 10.  Directors and Executive Officers of Registrant

               (a) Directors of the Registrant

          The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors, other than Mr. Hamm, were elected at the 1995 annual shareholders meeting. Mr. Hamm was appointed a director by the Board of Directors on September 22, 1995. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.

                              Principal Occupations          Director
          Name                and Other Information          Since     Age

          W. Lewis Gilcrease  Dentist   practicing  in   San   1988    63
                              Marcos,  Texas.   Director  of
                              Financial           Industries
                              Corporation from  1979 to July
                              6, 1991.

          James M. Grace      Vice  President and  Treasurer   1984    52
                              of the  Company since January,
                              1985.        Executive    Vice
                              President,    Treasurer    and
                              Director  of  InterContinental
                              Life  Insurance  Company since
                              1989.       Vice    President,
                              Treasurer   and  Director   of
                              Financial           Industries
                              Corporation since  July, 1976.
                              Executive  Vice President  and
                              Treasurer  of  Investors  Life
                              Insurance  Company   of  North
                              America since  1989; Executive
                              Vice President, Treasurer  and
                              Director   of    Family   Life
                              Insurance      Company      (a
                              subsidiary     of    Financial
                              Industries  Corporation) since
                              June    1991.        Director,
                              Executive  Vice  President and
                              Treasurer  of  Investors  Life
                              Insurance  Company of  Indiana
                              since February 1995.

          Richard A. Kosson   Certified   Public  Accountant   1981    63
                              and  a partner in  the firm of
                              Manheim,  Kosson  & Novick  in
                              Millburn, New Jersey.

          Roy F. Mitte        Chairman  of   the  Board  and   1984    64
                              Chief Executive Officer of the
                              Company  and  InterContinental
                              Life  Insurance  Company since
                              January,  1985.   President of
                              the Company since April, 1985.
                              Chairman    of    the   Board,
                              President and  Chief Executive
                              Officer      of      Financial
                              Industries  Corporation  since
                              1976.  Chairman of  the Board,
                              President and  Chief Executive
                              Officer   of   Investors  Life
                              Insurance  Company   of  North
                              America since  December, 1988.
                              Chairman    of    the   Board,
                              President and  Chief Executive
                              Officer    of   Family    Life
                              Insurance  Company  since June
                              1991.  Chairman of  the Board,
                              President and  Chief Executive
                              Officer   of   Investors  Life
                              Insurance  Company of  Indiana
                              since      February      1995.
                              Chairman,    ILG    Securities
                              Corporation   since   December
                              1988.

          Donald Shuman       Real     estate    specialist,   1980    71
                              engaged    in     sales    and
                              management of  real estate for
                              his  own  company, Don  Shuman
                              Associates,   a  real   estate
                              brokerage and management firm.

          Eugene E. Payne     Vice President  of the Company   1989    53
                              since   December   1988    and
                              Director since May 1989.  Vice
                              President   and  Director   of
                              Financial           Industries
                              Corporation   since   February
                              1992.        Executive    Vice
                              President,    Secretary    and
                              Director  of   Investors  Life
                              Insurance  Company   of  North
                              America  since  December 1988.
                              Executive Vice President since
                              December  1988   and  Director
                              since     May     1989      of
                              InterContinental          Life
                              Insurance Company.   Executive
                              Vice President, Secretary  and
                              Director   of    Family   Life
                              Insurance  Company since  June
                              1991.    Director,   Executive
                              Vice  President and  Secretary
                              of  Investors  Life  Insurance
                              Company   of   Indiana   since
                              February 1995.

          Theodore A. Fleron  Vice President  of the Company   1991    56
                              since  May,  1992.   Assistant
                              Secretary  since  June,  1990.
                              Senior Vice President, General
                              Counsel,  Assistant  Secretary
                              and Director of Investors Life
                              Insurance  Company  of   North
                              America  and  InterContinental
                              Life  Insurance Company  since
                              July, 1992.   General Counsel,
                              Assistant     Secretary    and
                              Director  of   Investors  Life
                              Insurance  Company  of   North
                              America  and  InterContinental
                              Life  Insurance  Company  from
                              January,  1989 to  July, 1992.
                              Senior Vice President, General
                              Counsel      and     Assistant
                              Secretary  of  Investors  Life
                              Insurance  Company of  Indiana
                              since June, 1995.

          Joseph F. Crowe     Vice President and Director of   1991    57
                              the  Company  since May  1991.
                              Vice President and Director of
                              Financial           Industries
                              Corporation   since   February
                              1992.        Executive    Vice
                              President   and  Director   of
                              Investors    Life    Insurance
                              Company  of North  America and
                              InterContinental          Life
                              Insurance  Company since  June
                              1991.        Executive    Vice
                              President   and  Director   of
                              Family Life  Insurance Company
                              since June 1991.  Director and
                              Executive  Vice  President  of
                              Investors    Life    Insurance
                              Company   of   Indiana   since
                              February 1995.   From December
                              1986 to  March 1991, Executive
                              Vice  President  of   Personal
                              Financial Security Division of
                              Aetna Life & Casualty Company.

          Thomas C. Richmond  Director  from  March 1989  to   1994    54
                              February  1990,   Senior  Vice
                              President since January,  1993
                              and Vice  President from March
                              1989   to  January,   1993  of
                              Investors    Life    Insurance
                              Company  of North  America and
                              InterContinental          Life
                              Insurance  Company.     Senior
                              Vice President  of Family Life
                              Insurance  Company since  June
                              1991.   Senior  Vice President
                              of  Investors  Life  Insurance
                              Company of  Indiana since June
                              1995.

          Steven P. Schmitt   Senior  Vice  President  since   1994    49
                              April 1992  and Director, Vice
                              President     and    Assistant
                              Secretary since August 1989 of
                              Investors    Life    Insurance
                              Company  of North  America and
                              InterContinental          Life
                              Insurance  Company.     Senior
                              Vice  President   since  April
                              1992  and  Director  and  Vice
                              President  since June  1991 of
                              Family Life Insurance Company.
                              Director,      Senior     Vice
                              President     and    Assistant
                              Secretary  of  Investors  Life
                              Insurance  Company of  Indiana
                              since June 1995.

          Roger H. Hamm       Executive  Vice President  and   1995    51
                              Director  of  Investors   Life
                              Insurance Company  of Indiana,
                              Investors    Life    Insurance
                              Company  of North  America and
                              Family Life  Insurance Company
                              since   August  1995.     Vice
                              President   and   Director  of
                              Financial           Industries
                              Corporation  and  the  Company
                              since      September     1995.
                              Executive  Vice  President  of
                              InterContinental          Life
                              Insurance Company since August
                              1995.  Vice President of Aetna
                              Life  & Casualty  Company from
                              1972 to 1995.

          Mr.  Shuman  was  the  general partner  of  Shuman-Carlisle  Mall
          Associates, a partnership that owned a 400,000 square foot shopping mall located in Carlisle, Pennsylvania. In January 1993, the partnership filed a petition pursuant to Chapter 11 of the Federal Bankruptcy Code, and that bankruptcy proceeding was concluded in early 1995.

          The incumbent directors have been nominated for submission to vote of the shareholders for reelection at the 1996 annual shareholders' meeting.

               (b)  Executive Officers of the Registrant

          The following table sets forth the names and ages of the persons who have served as Registrant's Executive Officers during 1995 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

          Name                     Age       Positions and Offices

          Roy F. Mitte             64        Chairman of the Board,
                                             President and Chief
                                             Executive Officer

          James M. Grace           52        Vice President and Treasurer

          Eugene E. Payne          53        Vice President and Secretary

          Joseph F. Crowe          57        Vice President

          Roger H. Hamm            51        Vice President

          In May 1991, Roy F. Mitte suffered a stroke, resulting in partial paralysis affecting his speech and mobility. Mr. Mitte continues to make the requisite decisions in his capacity as Chief Executive Officer, although his ability to communicate and his mobility are impaired.

               (c)  Identification of certain significant employees

          Not Applicable.


               (d)  Family relationships

          Not Applicable.

               (e)  Business experience

          All of the executive officers of the Company are members of the Board of Directors and their business experience has been outlined in Item 10(a).

               (f)  Compliance  with  Section   16(a)  of  the   Securities
                    Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January 1, 1995 through December 31, 1995, all
          Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

          Item 11. Executive Compensation

          Summary Compensation Table

          The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the four other persons who were serving as executive officers of the Company at the end of 1995 and received cash compensation exceeding $100,000 during 1995.

                             Annual Compensation
                                                      Long Term
                                                      Compensa-
                                                      tion
                                                      Awards
     Name and                                         Stock
     Principal                                        Options    All Other
     Position   Year  Salary(1) Bonus(1)     Other(2) (Shares)   Compensation

     Roy F.
     Mitte,
     Chairman,
     President
     and Chief  1995  $286,643      -0-       -0-        -0-     $713,513(4)
     Executive  1994   251,750  576,159(3)    -0-        -0-    1,376,663(5)
     Officer    1993   251,750      -0-       -0-        -0-    3,237,120(6)

     James M.
     Grace,
     Vice
     President  1995   195,000      10,000    -0-(7)     -0-        -0-
     and        1994   195,000       2,500    -0-        -0-        -0-
     Treasurer  1993   195,000       5,000    -0-        -0-        -0-

     Eugene E.
     Payne,
     Vice
     President  1995   195,000      10,000    -0-(8)     -0-       -0-
     and        1994   195,000       5,000    -0-        -0-       -0-
     Secretary  1993   195,000        -0-     -0-        -0-       -0-

     Joseph F.
     Crowe,
     Vice       1995   195,000     10,000      -0-        -0-       -0-
     Presi-     1994   195,000      5,500      -0-        -0-       -0-
     dent       1993   195,000      3,000      -0-        -0-       -0-

     Roger H.
     Hamm, Vice
     Presi-
     dent(9)    1995    67,308      -0-     175,371(10)  -0-       -0-


          (1) The executive officers of the Company have also been executive officers of the Company's insurance subsidiaries and FIC and FIC's insurance subsidiary, Family Life. The only executive officer who has been paid compensation by Family Life is Mr. Mitte, who received $216,857 in salary in 1995, $251,750 in salary and $538,080 in bonus in 1994 and $251,700 in salary in 1993 from Family Life, which amounts are not included in the table above. Family Life reimbursed the Company (or, in the case of Mr. Mitte paid Mr. Mitte directly) the following amounts as Family Life's share of these executive officers' cash
          compensation for  1993, 1994  and 1995:   $251,700, $789,830  and
          $216,857,  respectively, for  Mr.  Mitte;  $55,750,  $70,590  and
          $88,293,  respectively,  for  Mr.  Grace;  $91,650, $126,750  and
          $79,875,  respectively,  for  Dr.  Payne;  $55,350,  $68,250  and
          $88,293, respectively, for Mr. Crowe; and $109,205 (1995 only) for Mr. Hamm.

          (2) Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named individual.

          (3) The Company's Compensation Committee made a recommendation to the Board of Directors, which the Board adopted, that a bonus be paid to Mr. Mitte to enable him to pay off the $650,000 loan that the Company had made to Mr. Mitte in 1989 and to reimburse him for the amount of federal income tax payable on the bonus. Since the Company and FIC have usually each paid one-half of Mr. Mitte's cash compensation, FIC's Board of Directors, acting on the recommendation of its Compensation Committee, subsequently authorized FIC to pay $500,000 of that bonus to Mr. Mitte. Therefore, the Company paid $576,159, and FIC paid $500,000, of the bonus.

          (4) In 1989, the Board of Directors granted Mr. Mitte options to purchase 600,000 shares (as adjusted for the three-for-one stock split effective February 15, 1990) of the Common Stock of the Company in equal annual installments of 150,000 shares each. Each installment was subject to the approval of the Board of Directors and is exercisable for a period of ten years from the date the options become exercisable at a price of $1.00 per share (as adjusted). The Board of Directors voted to award installments of 150,000 shares in each of 1989, 1990, 1991 and 1992. In October 1992, Mr. Mitte surrendered to the Company for cancellation options to purchase 120,000 shares. The Company and Mr. Mitte entered into a contract in 1993 providing for the cancellation in 1993 of 240,000 options for an aggregate amount of $3,237,120 and the cancellation in subsequent years of the remaining options for an aggregate amount of $3,610,240. In addition, the Company agreed to pay Mr. Mitte the amount necessary to ensure that Mr. Mitte will receive the same amount, after federal income tax, that he would have received if the options had been cancelled in 1992. During 1995, Mr. Mitte was paid $836,582 for the cancellation in 1995 of options to purchase 50,000 shares of ILCO's Common Stock, $156,323 for the federal income tax reimbursement relating to the cancellation in 1994 of options to purchase 68,500 shares and $127,608 as the final payment relating to the cancellation in 1993 of options to purchase 240,000 shares. These option cancellation payments were made pursuant to the contract referred to above. FIC's Compensation Committee made a recommendation to FIC's Board of Directors, which it adopted, that, in lieu of paying Mr. Mitte a bonus as it has in the past, FIC paid $407,000 of these option cancellation payments to Mr. Mitte, with the balance of $713, 513 being paid by ILCO.

          (5) During 1994, the Company paid Mr. Mitte $997,520 for the cancellation in 1994 of options to purchase 68,500 shares of the Company's Common Stock and $379,143 for the federal income tax reimbursement relating to the cancellation in 1993 of options to purchase 240,000 shares. Both of these payments were made pursuant to the contract referred to in footnote (4).

          (6) The Company paid this amount in 1993 to Mr. Mitte for the cancellation of options to purchase 240,000 shares of the Company's Common Stock pursuant to the contract referred to in footnote (4).

          (7)  Mr. Grace exercised stock options in 1995 to purchase 12,000
          shares of  the Company's  Common Stock.   See  "Aggregated Option
          Exercises in 1995" below.

          (8)  Dr. Payne exercised stock options in 1995 to purchase 16,000
          shares of  the Company's  Common Stock.   See "Aggregated  Option
          Exercises in 1995" below.

          (9) Mr. Hamm became an executive officer of the Company in August 1995.

          (10) This amount was paid as relocation assistance by the Company to Mr. Hamm in connection with his relocation from Connecticut to Austin, Texas.

          Option Grants in 1995

          The only executive officer of the Company who was granted stock options during 1995 was Roger H. Hamm, who was granted non-qualified stock options on August 14, 1995 to purchase 60,000 shares of the Company's Common Stock at $11.12 per share, which was the market price on the date of grant. No other options were granted in 1995. Mr. Hamm's options become exercisable in the following non-cumulative installments of shares: 20% of the shares covered by the option on the sixth anniversary of the date of grant and an additional 20% of the shares on each of the seventh, eighth, ninth and tenth anniversaries of the date of grant. The period of exercisability for each 20% installment is one year from the anniversary date on which such installment becomes exercisable. To the extent the optionee does not exercise that 20% portion during the one-year period, it terminates. The last 20% installment of Mr. Hamm's options expires on August 14, 2006.

          The rules of the Securities and Exchange Commission ("SEC") require the Company to indicate the value of Mr. Hamm's options at the end of the option terms if the stock price were to appreciate annually by 5% and 10%, respectively. Since Mr. Hamm's options become exercisable in non-cumulative one-year installments of 20% each, the potential realizable value at the assumed annual rates of 5% and 10% of stock price appreciation are set forth in the following table at the end of each of those five one-year periods:

                                           5%             10%

          August 14, 2002               $ 54,360       $126,597
          August 14, 2003                 63,750        152,600
          August 14, 2004                 73,609        181,204
          August 14, 2005                 83,962        212,668
          August 14, 2006                 94,832        247,279
               Total                    $370,513       $920,348

          Therefore, if the price of the Company's Common Stock increased 5% annually during the eleven-year term of Mr. Hamm's option and if Mr. Hamm exercised all of his options at the end of each of the five year periods that they are exercisable, the total potential realizable value of his stock options would be $370,513. If the annual rate of appreciation were 10% under those same assumptions, the total potential realizable value would be $920,348. These potential realizable values are presented in an effort to comply with the SEC's rules and are not intended to forecast future appreciation, if any, in the Company's Common Stock.

          Aggregated Option Exercises in 1995

          The following table sets forth information concerning each exercise of stock options during 1995 by each of the executive officers of the Company.

                                   Shares
                                   Acquired            Value
          Name                     On Exercise (#)     Realized ($)

          James M. Grace           12,000              $ 90,540
          Eugene E. Payne          16,000               134,220

          Aggregated Stock Option Values

          The following table sets forth information with respect to the unexercised options held by the executive officers of the Company.

                                                          Value of
                          Number of                      Unexercised
                       Unexercised Options               In-the-Money
                           Held at                        Options at
                        December 31, 1995              December 31, 1995
          Name      Exercisable Unexercisable     Exercisable Unexercisable


          Roy F.      121,500      -0-           $1,862,000(1)     -0-
          Mitte


          James M.     42,000    36,000             389,340(2)   339,120(2)
          Grace

          Eugene E.    26,000    18,000             244,920(2)   169,560(2)
          Payne

          Joseph F.    30,000    30,000             120,000(2)   120,000(2)
          Crowe

          Roger H.
          Hamm           -0-     60,000                 -0-       97,800(2)


          (1) Represents the amount that the Company has agreed to pay for the cancellation of Mr. Mitte's options after 1995.

          (2) Based on the closing price of the Company's Common Stock on NASDAQ on December 29, 1995 ($12.75).

          Members of Compensation Committee

          W. Lewis Gilcrease, Donald Shuman and Richard A. Kosson are the members of the Company's Compensation Committee, which makes recommendations to the Board of Directors with respect to the Chief Executive Officer's compensation.

          Compensation Committee Interlocks and Insider Participation

          Roy F. Mitte determines the compensation of all executive officers of the Company, other than the Chief Executive Officer. Mr. Mitte is the Chairman of the Board, President and Chief Executive Officer of the Company and FIC. He also determines the compensation of all executive officers of FIC, other than the Chief Executive Officer.

          Pension Plan Table

          The following table sets forth estimated annual pension benefits payable upon retirement at age of 65 under the Company's noncontributory defined benefit plan ("Pension Plan") to an employee in the final pay and years of service classifications indicated, assuming a straight life annuity form of benefit. The amounts shown in the table do not reflect the reduction related to Social Security benefits referred to below.

                                         Years of Service
                                                              30 or
          Remuneration           15        20        25       more

          $125,000            $31,250   $41,667   $52,083   $62,500
           150,000             37,500    50,000    62,498    75,000
           175,000             43,750    58,333    72,914    87,500
           200,000             50,000    66,667    83,330   100,000

          The normal retirement benefit provided under the Pension Plan is equal to 1-2/3% of final average eligible earnings less 3/4% of the participant's Social Security covered compensation multiplied by the number of years of credited service (up to 30 years). The compensation used in determining benefits under the Pension Plan is the highest average earnings received in any five consecutive full-calendar years during the last ten full-calendar years before the participant's retirement date. The maximum amount of annual salary and bonus that can be used in determining benefits under the Pension Plan is $200,000 for any year prior to 1994 and is $150,000 for 1994 and each subsequent year.

          The annual eligible earnings, for 1995 only, covered by the Pension Plan (salary and bonus up to $150,000) with respect to the individuals reported in the Summary Compensation Table were as follows, with their respective years of credited service under the Pension Plan at December 31, 1995 being shown in parentheses:
          Mr. Mitte, $150,000 (8 years), Mr. Grace, $150,000 (8 years), Dr.
          Payne, $150,000 (7 years) and Mr. Crowe, $150,000 (5 years).

          Compensation of Directors

          Directors who are not officers or employees of the Company are paid a $5,000 annual fee, and are compensated $1,000 for each regular or special meeting of the Board of Directors which they attend in person. In the case of telephonic meetings of the Board, non-employee directors who participate in such telephonic meetings are compensated $500 for such meeting. Directors who participate via telephone in a regular or special meeting which is held by other than conference telephone are not entitled to a fee for such a meeting.

          Non-employee directors serving on committees of the Board are compensated in the amount of $500 for each committee meeting they attend whether such participation is in person or by telephone, provided that the committee meeting is held on a day other than that on which the Board meets.

          Employment Agreements and Change In Control Arrangements

          The terms and conditions of employment agreements that the Company would enter into upon the occurrence of certain events that result in the agreements taking effect were approved by the Board of Directors with respect to Messrs. Grace, Payne and Crowe in 1991 and Mr. Hamm in 1995. Each agreement would include two independent provisions with respect to the effective date and the term of each agreement. First, the term of the agreement would begin on the earlier of (i) the date of retirement (early, normal or deferred) of Roy F. Mitte from his position as Chairman, President and Chief Executive Officer of the Company or (ii) the date of death or disability of Mr. Mitte, and would terminate on the last day of the twelfth month next following the commencement date of the term of the agreement, unless extended upon mutually acceptable terms.

          Independently, the term of the agreement would commence upon the date that any person who is not currently a control person with respect to the Company acquires, or enters into an agreement to acquire, control of the Company, directly or indirectly, and would end on the last day of the twelfth month next following the date on which the employee receives notice of the termination of his employment with the Company or the life insurance subsidiaries of the Company.

          During the term of the agreement, the employee would be entitled to perform all of the duties of the position or positions held by the employee with the Company and all subsidiaries of the Company on the date immediately preceding the commencement date of the agreement.

          During the term of the agreement, the employee would be entitled to an annual rate of compensation which is not less than the annual rate of compensation in effect as of the date immediately preceding the commencement date of the agreement. During the term of the agreement, the employee would be entitled to participate in and benefit from all employee benefit plans and other fringe benefits on the same basis as such plans and benefits are made available to other executive personnel of the Company.

          The agreement may be terminated by the Company only in the event that the employee is guilty of theft of property of the Company or commits a wrongful act which has a material adverse effect upon the business of the Company and with respect to which the employee would not be entitled to indemnification under the provisions of the Bylaws of the Company in effect as of the commencement date of the agreement. The employee may terminate the agreement uponthirty daysadvance written noticeto theCompany.

          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management

          The following table presents information as of March 20, 1996 as to all persons who, to the knowledge of the Company, were beneficial owners of five (5%) percent or more of the Common Stock of the Company.

                                             Amount and
                                              Nature of         Percent of
          Name and Address               Beneficial Ownership     Class

          Financial Industries Corp.
          701 Brazos, Suite 1400                       1              6
          Austin,  TX   78701..................3,668,501          62.35%

          Roy F. Mitte
          701 Brazos, Suite 1400                     2,3              6
          Austin,  TX   78701..................3,894,214          64.85%

          Investors Life Insurance Company
            of North America
          701 Brazos, Suite 1400                       4              6
          Austin, TX  78701..................... 334,960           8.01%

          InterContinental Life Insurance
            Company
          701 Brazos, Suite 1400                       5               6
          Austin, TX 78701...................... 281,560            6.73%

          1 Includes 1,966,346 shares of the Company's stock presently owned and an option to purchase up to 1,702,155 shares of the Company's authorized but unissued Common Stock which is the balance of the option granted to Financial Industries Corporation ("FIC") by the Company in December, 1985. This option may be exercised by FIC at any time at an exercise price equal to the average bid prices of the Company's Common Stock over the six-month period immediately preceding such exercise.

          2 As of March 20, 1996 Mr. Mitte owned directly 25,000 shares of the Company's stock and had an option to purchase 121,500 shares at an exercise price of $1 per share. Mr. Mitte is also a Trustee of the Company's Employee Stock Ownership Plan, of which 65,805 un-allocated shares are voted jointly by him and Mr. Grace (see Note (2), below). Mr. Mitte, jointly with his wife Joann, also owns 373,304 common shares of Financial Industries Corporation ("FIC") which constitutes 34.39 percent of the outstanding common stock of that company, and holds the position of Chairman, President and Chief Executive Officer of FIC.

               Since FIC holds a controlling interest in the Company, Mr. Mitte's personal holdings in the Company have been combined with the holdings of FIC in determining the amount and percentage of Mr. Mitte's beneficial ownership of the Company.

          3 Includes 13,408 shares allocated to Mr. Mitte's account under the Employee Stock Ownership Plan.

          4 Represents 281,560 shares owned by ILIC and 53,400 shares owned directly by Investors-NA. ILIC is a life insurance company subsidiary of Investors-NA. All of these shares are treated as treasury shares.

          5 All are directly owned by ILIC and are treated as treasury shares.

          6 Assumes that outstanding stock options or warrants available to other persons have not been exercised.

          The following table contains information as of March 15, 1995 as to the Common Stock of the Company beneficially owned by each director, nominee and executive officer and by all executive officers and directors of the Company as a group. The information contained in the table has been obtained by the Company from each director and executive officer except for information known to the Company. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.

                              Amount and Nature of          Percent of
          Name                Beneficial Ownership            Class

          W. Lewis Gilcrease       4,040                         *
          James M. Grace(1)      124,459(2)(3)(4)              2.95%
          Richard A. Kosson          200                         *
          Roy F. Mitte(1)      3,894,214(2)(4)                64.85%
          Donald Shuman              450                         *
          Eugene E. Payne(1)      51,796(3)(4)                 1.23%
          Joseph F. Crowe(1)      37,541(3)(4)                   *
          Theodore A. Fleron      13,162(4)(5)                   *
          Thomas C. Richmond      14,528(4)(5)                   *
          Steven P. Schmitt       11,837(4)(5)                   *
          Roger H. Hamm              -0-                         *

          All Executive
          Officers and
          Directors as a
          group, all of
          whom are listed
          above                4,086,422(1)(2)(3)(4)(5)       66.22%

          * Less than 1%

          (1) Is an executive officer and/or director of FIC which as of March 20, 1996 beneficially owned 3,668,501 shares of the Company's Common Stock (including option rights to purchase 1,702,155 shares of the Company). In addition to the shareholdings of Mr. Mitte in FIC (see Note 2, above), Mr. Grace owns 1,120 shares of FIC Common Stock.

          (2) 379,738 shares of the Company's Common Stock are held by the Trustees of the Company's Employee Stock Ownership Plan ("ESOP") of which 65,805 shares are unallocated to any participant's account. Messrs. Grace and Mitte are the trustees of the ESOP and are entitled to vote such un-allocated shares. The ESOP participants have the right to direct the voting of shares allocated to their respective accounts. Beneficial ownership of these unallocated shares is disclaimed by Messrs. Grace and Mitte. The same 65,805 shares are included in the above table for each of Messrs. Grace and Mitte as required for technical compliance with the definition of beneficial ownership promulgated by the Securities and Exchange Commission, and are counted once for purposes of executive officers and directors as a group.

          (3) Includes 30,000 shares issuable upon exercise of options granted under the Incentive Stock Option Plan during 1987 to Mr. Grace at a price of $3.54 (as adjusted) per share and 12,000 shares issuable upon exercise of options granted under the Non-Qualified Stock Option Plan during 1988 to Mr. Grace at a price of $3.33 (as adjusted) per share, all of which are currently available for exercise. Includes 20,000 shares issuable upon exercise of options granted under the Incentive Stock Option Plan and 6,000 shares issuable upon exercise of options granted under the Non-Qualified Stock Option Plan during 1988 to Dr. Payne at a price of $3.33 (as adjusted) per share, all of which are currently available for exercise. Includes 30,000 shares issuable upon exercise of options granted under the Incentive Stock Option Plan to Mr. Crowe during 1991 at a price of $8.75 per share, which are currently available for exercise.

          (4) Includes shares beneficially acquired through participation in the Company's ESOP and/or the Employee Stock Purchase Plan, which are group plans for eligible employees.

          (5) Includes 6,000 shares issuable upon exercise of options granted under the Non-Qualified Stock Option Plan during 1988 to each of Messrs. Fleron, Richmond and Schmitt at a price of $3.33 (as adjusted) per share, which are currently exercisable.

          Item 13. Certain Relationships and Related Transactions with Management

          The obligations of the Company under the New Senior Loan are guaranteed by FIC. FIC presently owns 1,966,346 shares of the company's Common Stock, constituting 47.03% of such shares outstanding, and holds options to acquire an additional 1,702,155 shares at the average bid price of such shares during the six-month period preceding the date of any such purchase. In the event that such options were to be fully exercised, the total number of the Company's shares owned by FIC would constitute 62.35% of the outstanding shares of the Company's Common Stock.

          In May 1989, the Board of Directors of ILCO granted Roy F. Mitte the right to borrow up to $650,000 from ILCO to be used solely for the purchase of FIC common stock pursuant to Mr. Mitte's then existing options. A principal purpose of said loan was to enable Mr. Mitte to maintain his equity position in FIC, as required under the terms of the lending agreements entered into in connection with the purchase of the Investors Life Companies (see "Acquisition of Investors Life Companies"). Said loan, which was exercised on June 1, 1989, carried no interest and was payable in five years. The loan was paid in full in 1994. See Item 11. Executive Compensation.

          When it acquired Austin Centre, Investors-NA leased the hotel to FIC Realty Services, Inc. ("FIC Realty"), a subsidiary of FIC, pursuant to which FIC Realty pays monthly rent to Investors-NA in an amount equal to 95% of the net operating profits of the hotel for the preceding month (excess of all hotel revenues over all hotel expenses, including insurance, utilities and property taxes). Any net operating loss for a month is carried forward and deducted from the net operating profit for the next month that has such a profit. During 1995 FIC Realty paid $1,991,356 of rent to Investors-NA pursuant to this lease. FIC Realty has delegated the management of the hotel to an unrelated third party pursuant to a management agreement, but FIC Realty bears most of the economic risks in operating the hotel. As an inducement to FIC Realty's agreeing to bear those risks, Investors-NA has agreed to provide funds to pay expenses in operating the hotel to the extent that the cash flow from such operations is not sufficient to do so.

          Alcoholic beverages had been sold at the hotel by an unrelated third party pursuant to a lease it had with FIC Realty until September 30, 1994. Commencing October 1, 1994, all alcoholic beverages sales have been conducted by Atrium Beverage Corporation ("Atrium Beverage"), a new subsidiary of FIC Realty. Atrium Beverage subleases from FIC Realty space in the hotel for the storage, service and sale of alcoholic beverages pursuant to which Atrium Beverage pays monthly rent to FIC Realty of $12,500. The sublease provides that the rent paid during each calendar year will be reduced to the extent necessary to insure that Atrium Beverage's net operating profit from alcoholic beverage sales is not less than 5% of its gross receipts from such sales. Atrium Beverage and FIC Realty are also parties to a management agreement whereby FIC Realty manages Atrium Beverage's alcoholic beverage operations at the hotel for a monthly fee equal to 28% of the gross receipts from alcoholic beverages sales. During 1995, Atrium Beverage paid FIC Realty rent and management fees totalling $319,815. All of that amount was included in the hotel revenues of FIC Realty for purposes of determining its net operating profits under the hotel lease agreement with Investors-NA.

          Investors-NA entered into a management agreement in September 1991 with FIC Property Management, Inc. ("FIC Management"), a subsidiary of FIC, whereby it appointed FIC Management to manage, lease and operate the office tower, retail areas, underground parking garage and common areas of Austin Centre. FIC Management is paid fees in an amount equal to 5% of the net operating profit that Investors-NA receives from the properties managed and leased by FIC Management. During 1995, Investors-NA paid $130,760 of fees to FIC Management under this agreement.

          As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a senior loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of
          9.9 percent of shares of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. The options will expire on June 12, 1998 if not previously exercised.

          On July 30, 1993, the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. $38 million plus accrued interest was paid to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993.

          The primary source of the funds used to prepay the subordinated debt was new subordinated loans totalling $34.5 million that FLC and another subsidiary of FIC obtained from Investors-NA. The principal amount of the new subordinated debt is payable in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the new debt are substantially the same as those of the $22.5 million subordinated loans that Investors-NA had previously made to FLC and that continue to be outstanding.

          The Company believes that this restructuring of subordinated debt should enhance the value of the loans that Investors-NA has made to FIC's subsidiaries and the options it holds to purchase FIC's stock.

          The Company reimbursed FIC for rental expenses and certain other operating expenses incurred during 1995 on behalf of the Company. The amount of such reimbursement was approximately $830,000.

          Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided at a central location until November 30, 1994. Commencing December 1, 1994, all of those data processing needs are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a new subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. The Company's insurance subsidiaries paid $1,655,486 and Family Life paid $779,052 to FIC Computer for data processing services provided during December 1995.

          In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

          Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies and Secretary of FIC, and Messrs. Payne and Crowe serve as Vice Presidents and Directors of both companies. Mr. Roy Mitte holds beneficial ownership of 34.39% of the outstanding shares of FIC (see "Security Ownership of Certain Beneficial Owners and Management").

                                       Part IV

          Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

          (a) The following documents have been filed as part of this Report.

          1.   Financial Statements as identified in Item 8 above.

          2.   Financial Statement Schedules  Required to be filed  by
               Item 8.

               a. Schedule I-Summary of Investments other than Investments in Related Parties.
               b. Schedule II-Amounts Receivable from Related Parties, Underwriters, Promoters and Employees other than Related Parties.
               c. Schedule III-Condensed Financial Statements of Registrant.
               d.   Schedule VI-Reinsurance Ceded and Assumed.

          3. Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits on page E-1.

               (b)  Reports on Form 8-K:

                    No reports on Form  8-K were filed during the
                    last  quarter  of   the  fiscal  year   ended
                    December 31, 1995.


                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          InterContinental Life Corporation
                                     (Registrant)

          By:  /s/ Roy F. Mitte              By:/s/ James M. Grace
               Roy F. Mitte, Chairman of        James M. Grace, Treasurer,
               the Board, President and         Principal Accounting
               Chief Executive Officer          and Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1996.

          /s/ Roy F. Mitte
          Roy F. Mitte, Director

          /s/ James M. Grace
          James M. Grace, Director

          /s/ Eugene E. Payne
          Eugene E. Payne, Director

          /s/ Joseph F. Crowe
          Joseph F. Crowe, Director

          /s/ Theodore A. Fleron
          Theodore A. Fleron, Director

          /s/ Roger H. Hamm
          Roger H. Hamm, Director

          /s/ Thomas C. Richmond
          Thomas C. Richmond, Director

          /s/ Steven P. Schmitt
          Steven P. Schmitt, Director

          /s/ W. Lewis Gilcrease
          W. Lewis Gilcrease, Director

          /s/ Richard A. Kosson
          Richard A. Kosson, Director

          /s/ Donald Shuman
          Donald Shuman, Director



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          FORM 10-K--ITEM 14 (a)(1) and (2)
                             LIST OF FINANCIAL STATEMENTS
                                  TABLE OF CONTENTS

          The    following    consolidated    financial    statements    of
          InterContinental Life Corporation and Subsidiaries are included in Item 8:

          Report of Independent Accountants.............................F-2

          Consolidated Balance Sheets, December 31, 1995 and 1994.......F-3

          Consolidated Statements of Income, for the years ended
           December 31, 1995, 1994 and 1993.............................F-5

          Consolidated Statements of Changes in Shareholders' Equity,
           for the years ended December 31, 1995, 1994 and 1993.........F-7

          Consolidated Statements of Cash Flows, for the years ended
           December 31, 1995, 1994 and 1993............................F-10

          Notes to Consolidated Financial

          Statements...................................................F-13

          The following consolidated financial statement schedules of InterContinental Life Corporation and Subsidiaries are included:

          Schedule I   - Summary of Investments Other Than Investments in
           Related Parties.............................................F-43

          Schedule II - Amounts Receivable From Related Parties and Underwriters, Promoters, and Employees Other Than Related

          Parties......................................................F-44

          Schedule III - Condensed Financial Statements of

          Registrant...................................................F-46

          Schedule VI  - Reinsurance Ceded and Assumed.................F-50

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.



                          REPORT OF INDEPENDENT ACCOUNTANTS

          To the Board of Directors and Shareholders of InterContinental Life Corporation


          In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of InterContinental Life Corporation and its subsidiaries (the Company) at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

          As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" as of January 1, 1993.


          /s/Price Waterhouse

          Price Waterhouse LLP
          Dallas, Texas
          March 27, 1996



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)
                                                       December 31,
                    ASSETS                             1995        1994

          Investments:
           Fixed maturities, at
             amortized cost (market value
             approximates $14,277 and $24,175)      $   14,420  $   23,776
           Fixed maturities available for sale,
             at market value (amortized cost
             $463,701 and $388,263)                    483,606     357,084
           Equity securities, at market value
            (cost approximates $368 and $414)            1,559       1,243
           Policy loans                                 53,656      48,096
           Mortgage loans                               14,836      17,055
           Invested real estate and other invested
             assets                                     15,467       5,580
           Short-term investments                       85,994      94,841
               Total investments                       669,538     547,675

          Cash and cash equivalents                      6,537       5,563

          Notes receivable from affiliates              61,224      60,759

          Accrued investment income                      8,190       8,495

          Agent advances and other receivables          16,591      19,778

          Reinsurance receivables                       14,474      14,066

          Property and equipment, net                    4,460       4,418

          Real estate occupied by the Company, net      36,169      34,418

          Deferred policy acquisition costs             24,926      25,282

          Present value of future profits of
           acquired businesses                          48,606      46,153

          Deferred financing costs                       1,597       2,462

          Other assets                                   6,859       6,506

          Separate account assets                      416,122     373,419

               Total Assets                         $1,315,293  $1,148,994


                    The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, Continued
                              (in thousands of dollars)
                                                       December 31,
          LIABILITIES AND SHAREHOLDERS' EQUITY         1995        1994

          Liabilities:
          Policy liabilities and contractholder
           deposit funds:
          Future policy benefits                    $  128,265  $  117,761
          Contractholder deposit funds                 544,621     490,232
          Unearned premiums                             10,669      12,203
          Other policy claims and benefits payable       6,125       8,621
                                                       689,680     628,817
          Other policyholders' funds                     2,700       2,669
          Senior loans                                  59,385      66,585
          Deferred federal income taxes                 25,462       2,662
          Other liabilities                             27,105      24,781
          Separate account liabilities                 413,876     371,173
            Total Liabilities                        1,218,208   1,096,687

          Commitments and Contingencies
          (Note 13)

          Redeemable preferred stock:
          Class A Preferred, $1 par value,
           5,000,000 shares authorized, issued           5,000       5,000
          Class B Preferred, $1 par value,
           15,000,000 shares authorized, issued         15,000      15,000
          Redeemable Preferred Stock held               20,000      20,000
           in treasury                                 (20,000)    (20,000)
                                                           -0-         -0-
          Shareholders' equity:

          Common stock, $.22 par value,
           10,000,000 shares authorized;
           5,166,239 and 5,107,239 shares issued,
           4,175,329 and 4,116,329 shares out-
           standing in 1995 and 1994, respectively       1,137       1,124
          Additional paid-in capital                     3,521       2,854
          Net unrealized appreciation of
           equity securities                               748         568
          Net unrealized gain (loss) on investments
           in fixed maturities available for sale       12,938     (20,266)
          Retained earnings                             81,759      71,045
          Common treasury stock, at cost,              100,103      55,325
           990,910 shares                               (3,018)     (3,018)
          Total shareholders' equity                    97,085      52,307
          Total Liabilities and Shareholders'
           Equity                                   $1,315,293  $1,148,994


                 The accompanying notes are an integral part of the
                         consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              (in thousands of dollars)
                             (except for per share data)
                                                 Year Ended December 31,
                                                1995      1994      1993

          Revenues:
          Premiums                            $ 11,694  $ 14,317  $ 16,114
          Net investment income                 64,781    57,553    57,548
          Earned insurance charges              42,324    39,370    38,554
          Other                                  3,591     3,602     5,627
                                               122,390   114,842   117,843
          Benefits and expenses:
          Policyholder benefits and expenses 42,639 41,243 30,639 Interest expense on contractholder
           deposit funds                        32,375    29,592    34,010
          Amortization of present value of
           future profits of acquired
           businesses                            6,211     5,393     6,455
          Amortization of deferred policy
           acquisition costs                     3,929     4,116     2,889
          Operating expenses                    15,016    13,574    20,793
          Interest expense                       5,737     5,224     5,739
                                               105,907    99,142   100,525

          Income from operations                16,483    15,700    17,318

          Provision for federal income taxes:
           Current                                 945      (465)    2,818
           Deferred                              4,824     6,248     2,300
                                                 5,769     5,783     5,118
          Net income before extraordinary
           item and cumulative effect of
           change in accounting principle       10,714     9,917    12,200

          Extraordinary Item:

          Cost of early extinguishment
           of debt, net of tax                     -0-       -0-    (6,253)

          Net income before cumulative
           effect of change in accounting
           principle                            10,714     9,917     5,947

          Cumulative effect of change
           in accounting principle                 -0-       -0-    (2,600)

          Net Income                          $ 10,714  $  9,917  $  3,347

                  The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              (in thousands of dollars)
                             (except for per share data)

                                                Year Ended December 31,
                                                1995      1994      1993

          Net income per share (Note 15):

          Common stock and common stock
           equivalents                         5,389      5,378     5,858

          Net income per share available to
           common shareholders before
           extraordinary item and cumulative
           effect of change in accounting
           principle                          $  2.11   $  1.93   $  2.20

          Extraordinary Item:

          Cost of early extinguishment
           of debt, net of tax                    -0-       -0-     (1.07)

          Net income per share before
           cumulative effect of change
           in accounting principle               2.11      1.93      1.13

          Cumulative effect of change
           in accounting principle                -0-       -0-      (.44)

          Net income per share
           of common stock                    $  2.11   $  1.93   $   .69


                  The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (in thousands of dollars)

                                                               Additional
                                        Common Stock           Paid-in
                                     Shares       Amount       Capital
          Balance at December 31,
            1992                      5,100       $1,122        $2,761
          Net income
           Change in net unrealized
            appreciation of equity
            securities
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale
           Cost of options acquired
           Options exercised              2            1            25

          Balance at December 31,
            1993                      5,102        1,123         2,786
           Net Income
           Change in net unrealized
            appreciation of equity
            securities
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale
           Options exercised              5            1            68

          Balance at December 31,
            1994                      5,107        1,124         2,854
           Net Income
           Change in net unrealized
            appreciation of equity
            securities
           Change in net unrealized
            gain on investments
            in fixed maturities
            available for sale
          Options exercised             59            13           667

          Balance at December 31,
            1995                     5,166        $1,137        $3,521

                 The accompanying notes are an integral part of these
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (in thousands)
                                                  Net Un-
                                                  realized
                                                  Gain  (Loss)
                                                  on Invest-
                                     Net Un-      ments     in
                                     realized     Fixed
                                     Appreciation Maturities
                                     of Equity    Available    Retained
          Balance at December 31,    Securities   For Sale     Earnings
            1992                     $  1,156     $   12,122    $ 65,793
           Net income                                              3,347
           Change in net unrealized
            appreciation of equity
            securities                   (211)
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale                        (5,799)
           Cost of options acquired                               (8,012)
           Options exercised

          Balance at December 31,
            1993                          945          6,323      61,128
           Net Income                                              9,917
           Change in net unrealized
            appreciation of equity
            securities                   (377)
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale                      (26,589)
           Options exercised

          Balance at December 31,
            1994                          568       (20,266)      71,045
           Net Income                                             10,714
           Change in net unrealized
            appreciation of equity
            securities                    180
           Change in net unrealized
            gain on investments
            in fixed maturities
            available for sale                       33,204
           Options exercised

          Balance at December 31,
            1995                     $    748     $  12,938     $ 81,759

                 The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (in thousands)

                                     Common       Total
                                     Treasury     Shareholders
                                     Stock        Equity
          Balance at December 31,
            1992                     $ (3,018)    $ 79,936
          Net income                                 3,347
           Change in net unrealized
            appreciation of equity
            securities                                (211)
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale                      (5,799)
           Cost of options acquired                 (8,012)
           Options exercised                            26

          Balance at December 31,
            1993                       (3,018)      69,287
           Net Income                                9,917
           Change in net unrealized
            appreciation of equity
            securities                                (377)
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale                     (26,589)
           Options exercised                            69

          Balance at December 31,
            1994                       (3,018)      52,307
           Net Income                               10,714
           Change in net unrealized
            appreciation of equity
            securities                                 180
           Change in net unrealized
            gain on investments
            in fixed maturities
            available for sale                      33,204
           Options exercised                           680

          Balance at December 31,
            1995                     $ (3,018)    $ 97,085

                 The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands of dollars)

                                                 Year Ended December 31,

          CASH FLOWS FROM OPERATING             1995      1994      1993
           ACTIVITIES

          Net Income                          $ 10,714  $  9,917  $  3,347

           Adjustments to reconcile net
           income to net cash provided by
           (used in) operating activities:
          Cost of early extinguishment of
           debt                                    -0-       -0-     7,136
          Amortization of present value of
           future profits of acquired
           businesses                            6,211     5,393     6,455
          Amortization of deferred policy
           acquisition costs                     3,929     4,116     2,889
          Depreciation                           2,610       268     1,938
          Net gain on sales of investments        (418)     (695)   (8,490)
          Financing costs amortized(deferred)      865     1,411     4,176
          Amortization of deferred gain on
           sale of real estate                    (110)     (151)     (153)

          Changes in assets and liabilities:

          (Increase) Decrease in accrued
           investment income                     1,759      (698)       91
          Decrease (Increase) in agent
           advances and  other receivables       4,656    (2,467)   (7,566)
          Policy acquisition costs deferred (3,573) (3,597) (4,211) Decrease in policy liabilities and contractholder deposit funds (27,753) (17,685) (863) Increase (Decrease) in other policy
           holders' funds                         (349)       78      (241)
          Increase (Decrease) in other
           liabilities                             911      (707)   (3,459)
          Increase (Decrease) in deferred
           federal income taxes                  4,696    (8,124)    3,548
          Decrease (Increase) in other assets    7,527    (1,037)   (1,030)
          Other, net                            (1,388)   (1,371)   (3,298)
          Net cash provided by (used in)
           operating activities                 10,287   (15,349)      269


                 The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands of dollars)


                                                 Year Ended December 31,

          CASH FLOWS FROM INVESTING              1995      1994     1993
          ACTIVITIES


          Purchase of insurance subsidary      (17,492)      -0-       -0-
          Investments purchased                (38,781) (130,710) (190,958)
          Proceeds from sales and maturities
           of investments                       50,181    97,019   256,327
          Net change in short-term
           investments                           8,847    68,505    (2,706)
          Purchases & retirements of
            equipment                           (4,403)     (655)     (420)
          Notes receivable from affiliates        (465)     (413)  (34,848)
          Net cash (used in) provided by
           investing activities                 (2,113)   33,746    27,395


          CASH FLOWS FROM FINANCING
          ACTIVITIES

          Issuance of senior loan               15,000       -0-   110,000
          Repayment of debt                    (22,200)  (17,415) (116,325)
          Cost of early extinguishment of
           debt                                    -0-       -0-    (7,136)
          Deferred financing cost from
           issuance of senior loan                 -0-       -0-    (5,717)
          Cost of repurchase of warrants           -0-       -0-    (8,012)
          Net cash used in financing
           activities                           (7,200)  (17,415)  (27,190)
          Net increase in cash
           and cash equivalents                    974       982       474
          Cash and cash equivalents,
           beginning of year                     5,563     4,581     4,107

          Cash and cash equivalents,
           end of year                        $  6,537  $  5,563  $  4,581


                 The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands of dollars)


          Supplemental Cash Flow Disclosures:
                                                Year Ended December 31,
                                            1995          1994         1993


          Income taxes paid              $     560    $   2,675    $  4,955

          Interest paid                  $   5,905    $   4,733    $  6,303


          Supplemental Schedule of Non-Cash Investing Activities:

          The Company purchased the outstanding capital stock of a life insurer in the first quarter of 1995 for a cash purchase price of $17.1 million net of post closing adjustments. This purchase resulted in the Company receiving tangible assets and assuming liabilities as follows:

               Assets                             $99,642,000
               Liabilities                        $90,816,000


                 The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1. Organization and Summary of Significant Accounting Policies

          Organization

          InterContinental Life Corporation (ILCO or the "Company") is principally engaged, through its subsidiaries, in administering existing portfolios of individual and group life insurance, credit life and disability insurance policies and annuity products. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance, credit life and disability insurance and annuity products in 49 sates and the District of Columbia. Such products are marketed through independent, non-exclusive general agents. The Company also administers an in-force book of health insurance business.

          Principles of Consolidation

          The consolidated financial statements include the accounts of InterContinental Life Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          Basis of Presentation

          The financial statements have been prepared in conformity with generally accepted accounting principles which differ from statutory accounting principles required by regulatory authorities for the Company's insurance subsidiaries. Significant accounting policies followed by the Company are:

          Investments

          The Company's general investment philosophy is to hold fixed maturity securities until maturity. However, fixed maturities may be sold prior to the maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, consistent with the requirements of Statement of Financial Accounting Standards No.115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") which is effective for fiscal years beginning after December 15, 1993, most fixed maturity investments are classified as available for sale and are carried at market value. All other fixed maturities are carried at the lower of amortized cost or net realizable value as management has the positive intent and the Company has the ability to hold such investments to maturity. Unrealized gains and losses on securities available for sale are not recognized in earnings but are reported as a separate component of equity, net of the income tax effect.

          Premiums and  discounts  on  collateralized  mortgage obligations
          (CMOs) are amortized over the estimated redemption period as opposed to the stated maturities. An adjustment to the investment and investment income is booked on a retrospective basis to reflect the amounts that would have existed had the new effective yield been applied since the acquisition of the CMOs.

          Equity securities are carried at market value. Unrealized gains and losses on equity securities, net of deferred income taxes, if applicable, are reflected directly in shareholders' equity. Mortgage loans and policy loans are recorded at unpaid balances. Real estate is carried at cost less accumulated depreciation, which is generally calculated using the straight-line method over 20 to 40 years. Accumulated depreciation on investments in real estate is $5,021,082 and $4,463,255 at December 31, 1995 and
          1994, respectively. Short-term investments are carried at cost, which approximates market value, and generally consist of those fixed maturities and other investments that are intended to be held less than one year from the date of purchase.

          Realized gains and losses on disposal of investments are included in net income. The cost of investments sold is determined on the specific identification basis, except for equity securities, for which the first-in, first-out method is employed. When an impairment of the value of an investment is considered other than temporary, the decrease in value is reported in net income as a realized investment loss and a new cost basis is established.

          Cash and Cash Equivalents

          Short-term investments with maturities of three months or less at the time of purchase are reported as cash equivalents.

          Property and Equipment and Home Office Real Estate

          Property and equipment and home office real estate is stated at cost less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over estimated useful lives of 10 to 33 years for buildings and improvements and 10 years for furniture and equipment. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation for property and equipment and home office real estate was $8,984,287 and $6,931,956 at December 31, 1995 and 1994, respectively.

          Deferred Acquisition Costs

          The cost of acquiring new and renewal business, principally first year commissions and certain expenses of the policy issuance and underwriting departments, which vary with and are primarily related to the production of new and renewal business, have been deferred to the extent recoverable. Acquisition costs related to universal life products are deferred and amortized in proportion to the ratio of estimated annual gross profits to total estimated gross profits over the expected lives of the contracts. Acquisition costs related to traditional life insurance business are deferred and amortized over the premium paying period of the related policies.

          Present Value of Future Profits

          The present value of future profits of acquired businesses is amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to total anticipated premium revenue applicable to such policies. Interest on the unamortized balance is accreted at rates from 8.5% to 9%.

          For interest-sensitive products, these costs are amortized in relation to the present value, using the current credited interest rate, of expected gross profits of the policies over the anticipated coverage period.

          Retrospective adjustments of these amounts are made periodically upon the revision of estimates of current or future gross profits on universal life-type products to be realized from a group of policies. Recoverability of present value of future profits is evaluated periodically by comparing the current estimate of future profits to the unamortized asset balances.

          Anticipated investment returns, including realized gains and losses, from the investment of policyholder balances are considered in determining the amortization of present value of future profits acquired.

          Deferred Financing Costs

          Financing costs associated with the Company's Senior Loan have been deferred and are being amortized over the borrowing periods using the interest method.

          Separate Accounts

          Separate account assets, carried at market value, and liabilities represent policyholder funds maintained in accounts having specific investment objectives. The net investment income, gains and losses of these accounts, less applicable contract charges, generally accrue directly to the policyholders and are not included in the Company's statement of income.

          Solvency Laws Assessments

          The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund polichyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The Company's insurance subsidiaries record the expense for guaranty fund assessment from states which do not allow premium tax offsets in the period assessed. The Company's insurance subsidiaries expensed approximately $241,692, $192,371 and $206,965 in the years ended December 31, 1995, 1994 and 1993, respectively, as a result of such assessments.

          Policy Liabilities and Contractholder Deposit Funds

          Liabilities for future policy benefits related to traditional life products are computed using the net level premium method or an equivalent actuarial method. Assumptions for future investment yields are incorporated in these liabilities (principally 8% for guaranteed premium products). Assumptions for mortality and withdrawal, based on industry and Company experience for all products, include provisions for possible unfavorable deviations. The liability for future policy benefits for traditional life policies is graded to reserves stipulated by regulatory authorities over a 30-year period or the end of the premium paying period, if less.

          Contractholder deposit funds are liabilities for universal life and annuity products. These liabilities consist of deposits received from customers and accumulated net investment income on their fund balances, less administrative charges. Universal life fund balances are also assessed mortality charges. The cash value benefit for these products is based on actual crediting rates, which are lower than assumed investment yields.

          Liabilities for future policy benefits related to non-cancelable and guaranteed renewable accident and health contracts are computed based on industry and Company experience and estimated future investment yields ranging from 4 1/2% to 6%. Unearned premium reserves for credit life and accident and health contracts are computed on either the sum-of-the-year's digits or pro rata methods depending upon the type of coverage.

          Other policy claims and benefits payable

          The liability for other policy claims and benefits payable represents management's estimate of ultimate unpaid losses on claims and other miscellaneous liabilities to policyholders reduced by amounts anticipated to be recovered from reinsurance. Estimated unpaid losses on claims are comprised of losses on claims that have been reported but not yet paid, including estimates of additional development of initial claims estimates, and claims that have been incurred but not yet reported (IBNR) to the Company.

          The liability for other policy claims and benefits payable is subject to the impact of changes in claim severity, frequency and other factors. Although there is considerable variability inherent in such estimates, management believes that the liability recorded is adequate.

          Revenue Recognition

          Premiums on traditional life and health products are recognized as revenue over the premium paying period when due. Credit life and health insurance premiums are recognized over the contract period on a pro rata basis, or the sum of years digits basis. Benefits and expenses are associated with earned premiums, so as to result in recognition of profits over the lives of the contracts.

          Proceeds from investment-related products and universal life products are recorded as liabilities when received. Revenues for investment-related products consist of contract charges assessed against the deposit fund values and net investment income. Related benefit expenses primarily consist of interest credited to the fund values after deductions for investment and policy charges. Revenues for universal life products consist of net investment income, mortality and administration charges against deposits and fund values and surrender charges assessed against the fund values. Related benefit expenses include universal life benefit claims in excess of fund values and interest credited to universal life fund values.

          Net Income Per Share

          Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year and net income increased by the reduction in interest expense caused by the assumed conversion of common stock equivalents. There are no significant differences between primary and fully diluted income per share amounts.

          Federal Income Taxes

          In February 1992, the Financial Accounting Standards Board (FSAB) issued Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes" ("FAS 109"). The Company adopted FAS 109 on a prospective basis effective January 1, 1993. FAS 109 mandates the asset and liability method for computing deferred income taxes. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the temporary differences between the financial reporting and federal income tax basis of assets and liabilities using the tax rates which are expected to be in effect when these temporary differences are anticipated to reverse.

          Under FAS 109, assets acquired and liabilities assumed in purchase business combinations are assigned their fair values assuming equal tax basis and deferred taxes are provided for lower or higher tax basis. Under APB 11 (the previous accounting standard used by the Company to account for income taxes), values assigned to assets acquired and liabilities assumed were net-of-tax. In adopting FAS 109, the Company adjusted the carrying amounts of Investors-NA which was acquired in 1988. Pre-tax income from operations for the calendar year ended December 31, 1993 was not impacted.

          Under FAS 109, as under APB 11, the Company will disclose in its financial statements a reconciliation between the effective tax rate and the amount derived by multiplying pre-tax accounting income by the currently enacted federal income tax rate.

          As a result of adopting FAS 109, a charge of $2,600,000 was recorded in 1993 relating to the cumulative effect of a change in accounting principle.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          New Accounting Pronouncements:

          In May 1993, the FASB issued FAS No. 114, "Accounting by Creditors for Impairment of a Loan", effective for fiscal years beginning after December 15, 1994. This statement requires that impaired loans be valued at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. It further amends FAS No. 5, "Accounting for Contingencies," to require that all contractual principal and interest payments be considered in determining the impairment of a loan. The adoption of FAS No. 114 in January 1995 did not have a material impact on the Company's financial statements.

          In March 1995, the FASB issued FAS No. 121, "Accounting For the Impairmant of Long-Lived Assets and For Long-lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cash to sell.

          FAS No. 121 is effective for fiscal years beginning after 1995. The Company plans to adopt FAS No. 121 effective January 1, 1996. Management does not anticipate that adoption of this Statement will have a material impact on the Company's financial statements.

          During 1995, the FASB issued FAS No. 123 "Accounting for Stock-Based Compensation," which encourages companies to adopt the fair value based method of accounting for stock-based compensation. This method requires the recognition of compensation expense equal to the fair value of such equity securities at the date of the grant. This statement also allows companies to continue to account for stock-based compensation under the intrinsic value based method, as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," with footnote disclosure of the pro forma effects of the fair value based method. FAS No. 123 is effective for transactions entered into in years that begin after December 15, 1995.

          The Company plans to adopt FAS No. 123 during 1996 by continuing to account for stock-based compensation under the intrinsic value method and disclosing the pro forma effects of the fair value method in the footnotes to the financial statements.

          2. Investments

          Fixed Maturities

          The amortized cost, gross unrealized gains and losses and market values of fixed maturities available for sale and fixed maturities held to maturity at December 31, 1995 and 1994, respectively were as follows (in thousands):

                                                 Gross    Gross
                                        Amort-   Unreal-  Unreal-
                                        ized     ized     ized     Market
                                        Cost     Gains    Losses   Value
          Fixed Maturities Available
           For Sale as of December 31,
           1995:
          U.S. Treasury securities and
           obligations of U.S.
           government agencies and
           corporations                 $ 15,826 $  1,494 $      5 $ 17,315
          Obligation of states and
           political subdivisions          4,686      266      -0-    4,952
          Foreign government debt
           securities                         15      -0-        1       14
          Corporate securities            98,822    5,092    1,048  102,866
          Mortgage-backed securities     344,352   14,600      493  358,459
            Total Fixed Maturities
             Available For Sale          463,701   21,452    1,547  483,606
          Fixed maturities held to
           Maturity:
           Private Placements-Corporate   14,420      370      513   14,277
           Total Fixed Maturities       $478,121 $ 21,822 $  2,060 $497,883

          Fixed Maturities Available
           For Sale as of December 31,
           1994:
          U.S. Treasury securities and
           obligations of U.S.
           government agencies and
           corporations                 $ 14,388 $    127 $    508 $ 14,007
          Obligations of states and
           political subdivisions          2,182       48      180    2,050
          Foreign government debt
           securities                         16      -0-        2       14
          Corporate securities            76,815      260    8,742   68,333
          Mortgage-backed securities     294,862    1,798   23,980  272,680
          Total Fixed Maturities
           Available For Sale            388,263    2,233   33,412  357,084
          Fixed Maturities held to
           Maturity:
          Private Plavements-Corporate    23,776      888      489   24,175
          Total Fixed Maturities        $412,039 $  3,121 $ 33,901 $381,259


          The amortized cost and market value of fixed maturities carried at amortized cost at December 31, 1995 is shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                       Fixed Maturities Available for Sale
                                       Amortized                 Market
                                        Cost    (in thousands)   Value

          Due in one year or less......$  4,370                $  4,370
          Due after one through
            five years.................  15,407                  16,043
          Due after five through ten
            years......................  22,005                  23,973
          Due after ten years..........  77,567                  80,761
          Mortgage backed securities... 344,352                 358,459

               Total Fixed Maturities
               Available for Sale     $ 463,701               $ 483,606

                                       Fixed Maturities Held to Maturity
                                       Amortized                 Market
                                        Cost    (in thousands)   Value

          Due in one year or less.....$     372               $     361
          Due after one through
            five years................    6,107                   6,167
          Due after five through ten
            years.....................    7,164                   7,007
          Due after ten years.........      777                     742
          Mortgage backed securities..        0                       0

               Total Fixed Maturities
               Held to Maturity       $  14,420               $  14,277

          Proceeds from sales and maturities of investments in fixed maturities during 1995, 1994 and 1993 were approximately $47,316,000, $59,247,000 and $ 243,999,000. Gross gains of approximately $578,000, $824,000 and $5,888,000 and gross losses of approximately $22,000, $193,000 and $65,000 were realized on those sales and maturities in 1995, 1994 and 1993, respectively.

          Equity Securities

          The change in net unrealized appreciation for equity securities was $ 277,000 and ($579,000) for the years ended December 31, 1995 and 1994, respectively. Amounts as of December 31 were as follows:
                                                         1995        1994
                                                         (in thousands)

          Unrealized appreciation                 $     1,172  $      887

          Unrealized depreciation                         (21)        (13)

          Net unrealized appreciation             $     1,151  $      874


          Net Investment Income

          The  components  of  net  investment  income  are  summarized  as follows:
                                                  Year  Ended December  31,
                                                       (in thousands)
                                                   1995     1994     1993

          Fixed maturities                       $49,329  $40,938  $46,287
          Equity securities                           65       12        6
          Other, including policy loans,
           real estate and mortgage loans         19,392   19,650   15,839
                                                  68,786   60,600   62,132
          Investment expenses                     (4,005)  (3,047)  (4,584)

          Net investment income                  $64,781  $57,553  $57,548


          Realized Gains and Losses

          Net realized gains (losses) included in net investment income are summarized below:
                                                  Year  Ended December  31,
                                                       (in thousands)
                                                   1995     1994     1993

          Fixed maturities available for sale    $   556  $    78  $ 5,822

          Equity securities                          (26)     324        3

          Other investments                          (97)     293    2,664
                                                     433      695    8,489
          Income taxes                               152      243    2,971

          Net realized gains                     $   281  $   452  $ 5,518


          Non-income producing investments

          The carrying value of non-income producing investments were as follows as of December 31:
                                                       1995         1994
                                                        (in thousands)
          Fixed maturities                         $       48    $     106
          Mortgage loans                                  400          305
          Total                                    $      448    $     411


          Mortgage loans and invested real estate

          The  Company's  mortgage  loans  and  invested  real  estate  are diversified by property type, location and issuer. Mortgage loans are collaterized by the related properties and such loans generally range from 15% to 80% of the property's value at the time the loan is made. No new mortgage loans were made during the three year period ended December 31, 1995.


          Financial Industries Corporation

          Equity securities includes a $1,404,150 investment,  ($318,390 at cost), in 37,950 shares of common stock of Financial Industries Corporation (FIC) (See Note 8). This represents 3.5% of FIC's outstanding common stock at December 31, 1995.

          3. Disclosures about Fair Value of Financial Instruments

          The estimated fair values of the Company's financial instruments at December 31, 1995 are as follows:
                                                        Carrying   Fair
                                                         Amount   Value
                                                          (in thousands)
          Financial assets:
          Fixed maturities                              $478,121  $497,883
          Policy loans                                    53,656    53,656
          Mortgage loans                                  14,836    16,187
          Short-term investments                          85,994    85,994
          Cash and cash equivalents                        6,537     6,537
          Notes receivable from affiliates                61,224    61,224

                                                         Carrying     Fair
                                                          Amount      Value
                                                          (in thousands)
          Financial liabilities:
          Deferred annuities                            $124,208  $123,567
          Supplemental contracts                          12,066    11,597
          Senior loans                                    59,385    59,385


          The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Fixed maturities

          Fair values are based on quoted market prices or dealer quotes.

          Policy loans

          Policy  loans  are, generally,  issued  with  coupon rates  below market rates and are considered early payment of the life benefit. As such, the carrying amount of these financial instruments is a reasonable estimate of their fair value.

          Mortgage loans

          The fair value of mortgage loans is estimated using a discounted cash flow analysis using rates for BBB- rated bonds with similar coupon rates and maturities.

          Cash and cash equivalents and short-term investments

          The carrying amount of these instruments approximates market value.

          Notes receivable from affiliates

          The fair value is estimated based on a discounted cash flow analysis using current rates offered to the Company for debt of the same remaining maturities.

          Senior loans

          The fair value has been set at the price to call the debt.


          Deferred annuities and supplemental contracts

          The fair value of deferred annuities is estimated using cash surrender values. Fair values for supplemental contracts is estimated using a discounted cash flow analysis, based on interest rates currently offered on similar products.


          4. Present value of future profits of acquired business

          An analysis of the present value of future profits of acquired businesses is as follows:


                                                    1995            1994
          Beginning balance                      $  46,153      $   51,546
          Acquisition of insurance subsidiary        8,664             -0-
          Accretion of interest                      4,437           4,588
          Amortization                             (10,648)         (9,981)
          Ending balance                         $  48,606      $   46,153

          Amortization of the present value of future profits included in the consolidated statements of income is net of the accretion of interest.

          The estimated amount of present value of future profits to be amortized net of interest accretion during each of the next five years is as follows:

                                        1996             $ 5,642
                                        1997             $ 5,337
                                        1998             $ 4,994
                                        1999             $ 3,162
                                        2000             $ 2,485

          5. Acquisition of Business

          On February 14, 1995, the Company and Investors-NA completed the purchase of Meridian Life Insurance Company (MLIC), a life insurer domiciled in Indiana, from Meridian Mutual Insurance Company. Under the terms of the agreement, the Company acquired approximately 82% of the outstanding common stock of MLIC for $14 million. Investors-NA acquired the remaining 18% for $3 million. Immediately after finalizing the transaction, ILCO contributed its acquired shares to unassigned surplus of Investors-NA, resulting in MLIC being a wholly owned subsidiary of Investors-NA. ILCO's senior loan was increased by $15 million (through an amendment to the loan agreement) to fund its portion of the purchase price. Subsequent to the purchase, MLIC's name was officially changed to Investors' Life Insurance Company of Indiana (INVIND). The transaction was accounted for as a purchase business combination. Accordingly, the results of INVIND's operations are included in income from the date of the acquisition to December 31, 1995. The purchase price has been allocated to the fair values of the assets and liabilities acquired, including the present value of future profits disclosed in Note 4.


          The pro forma unaudited results of operations for the years ended December 31, 1995 and 1994, assuming the acquisition of MLIC had been consummated as of the beginning of 1994, are as follows:

                                                      Unaudited
                                                1995              1994
                                                (in thousands, except
                                                    per share data)

          Total revenues                      $123,905          $134,431
          Net income                          $ 10,391          $  9,889
          Net income per share
           available to common shareholders   $   2.05          $   1.92


          6. Senior Loans

          On January 29, 1993, the Company prepaid all of the Subordinated Notes Payable and purchased and canceled all of the detachable warrants (See Note 9). The Company paid approximately $7 million of prepayment penalty, the after-tax effect of which was charged against earnings in the first quarter of 1993. The primary source of funds for this debt prepayment and warrant cancellation was an increase in the outstanding balance of the Senior Loan from $60 million to $110 million pursuant to an amended and restated credit agreement that was entered into on January 29, 1993 (the "New Senior Loan"). The terms of the New Senior Loan, which then matured on July 1, 1998, are substantially the same as the Senior Loan.

          Following is a summary of outstanding debt at December 31, 1995 and 1994:
                                                     1995              1994
                                                         (in thousands)
          A series of separate notes,
          each of which is payable to a member bank
          of a lending syndicate with principal
          payments beginning April 1, 1993 and a
          final payment on or before July 1,
          1999.  Interest payable at the Company's
          option based on (1) the managing bank's
          corporate base rate plus 1.25%
          declining to .5% as principal declines,
          or (2) LIBOR plus 2.5% declining to
          1.75%.  The rate in effect at December 31,
          1995 and 1994 was 8.18% and 8.00%.         $   59,385  $   66,585

          The obligations of the Company under the New Senior Loan are secured by: (1) all of the outstanding shares of stock of Investors-NA, (2) a $15,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $6,956,224 as of December 31, 1995 and (3) a $140,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $62,340,000 as of December 31, 1995. The obligations of the Company under the New Senior Loan are guaranteed by FIC.

          The New Senior Loan documents also require the Company to make additional mandatory principal payments which reduce the quarterly principal payments in the inverse order of their due dates. The payments are equal to (a) 100% of the net proceeds from the issuance of the Company's capital stock or debt securities and (b) the applicable percentage of the Company's annual Excess Cash Flow (as defined). Additional mandatory principal payments during 1995, 1994 and 1993 were $4,200,000, $3,915,000 and $-0-, respectively. The Senior Loan may be prepaid, in whole or in part, without penalty or premium.

          In connection with the acquisition of Meridian Life Insurance Company in February, 1995 (See Note 5), the Company borrowed an additional $15 million under the New Senior Loan to help finance the purchase. In addition, the maturity schedule was extended one year to July 1, 1999. Maturities of the New Senior Loan over the next four years, are as follows:

                                     (in thousands)
                                 1996          $  18,941
                                 1997             18,000
                                 1998             18,000
                                 1999              4,444
                                               $  59,385

          7. Federal Income Taxes

          The Company files consolidated federal income tax returns with its non-life subsidiaries. The Company's life insurance subsidiaries file consolidated federal income tax returns. In accordance with the Company's tax allocation agreement, federal income tax expense or benefit is allocated to each member of the consolidated group as if each member were filing a separate return.

          The Omnibus Budget Reconciliation Act of 1993 passed by Congress in August 1993 ("the enactment date") increased the federal corporate income tax rate to 35%, retroactive to January 1, 1993. In accordance with SFAS No. 109, the effect of the rate change was reflected in the third quarter 1993 financial statements. The rate change increased the provision for income taxes by an adjustment to the January 1, 1993 deferred tax liability of approximately $287,000.

          The U.S. federal income tax provision (benefit) charged to continuing operations for the years ended December 31, was as follows:

                                                   1995     1994     1993
                                                    (amounts in thousands)
          Current tax provision                    $   945  $ (465) $2,818
          Deferred tax provision                     4,824   6,248   2,300
            Total provision for income taxes        $5,769 $ 5,783  $5,118

          Provision has not been made for state and foreign income tax expense since expense is minimal.

          The provision for income taxes is less than the amount of income tax determined by applying the U.S. statutory federal income tax rate (35% in 1995, 1994 and 1993) to pre-tax income from continuing operations before extraordinary item as a result of the following differences:

                                                   1995     1994     1993
          Income taxes at the statutory rate     $ 5,769  $ 5,495  $ 6,061
          Increase (decrease) in taxes resulting
           from:
           Deferred compensation arrangement         -0-      375     (961)
           Effect of tax rate change                 -0-      -0-      287
           Other items, net                          -0-     (87)     (269)
           Total provision for income taxes      $ 5,769  $ 5,783  $ 5,118


          Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                           Dec. 31,   Dec. 31,
                                           1995       1994
          Deferred Tax Liability:

          Deferred policy acquisition
           costs                           $  4,058   $ 4,215
          Present value of future profits    10,201     8,639
          Invested assets                       998       721
          Net unrealized appreciation on
           marketable equity securities       7,369       -0-
          Acquisition discounts on
           mortgages/policy loans             2,404     2,846
          Other taxable temporary
           differences                        3,135     2,326
          Total deferred tax liability     $ 28,165   $18,747


                                           Dec. 31,   Dec. 31,
                                           1995       1994
          Deferred Tax Asset:

          Policy Reserves                  $   804    $ 3,832
          Net unrealized depreciation of
           marketable equity securities        -0-     10,607
          Deferred gains on real estate        527        580
          Depreciable Property                 -0-        -0-
          Other deferred tax assets          1,109        311
          Deferred Compensation                263        755
          Less:  Valuation allowance           -0-        -0-
          Total deferred tax asset         $ 2,703    $16,085

               Net deferred tax liability  $25,462    $ 2,662


          Deferred federal income tax expense (benefit) of $17,976,000 and ($14,372,000) for 1995 and 1994, respectively, have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the deferred tax liability. This increase in deferred tax liability has been recorded as a reduction to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense.

          Under the provisions of pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of ILIC and Investors-NA was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as "policyholders' surplus accounts". Subject to certain limitations,"policyholders' surplus" is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in these accounts for Investors-NA and ILIC at December 31, 1995 was $8,225,000 and $4,357,000, respectively. Federal income tax of $2,879,000 and $1,525,000 would be due if the entire balance is distributed at a tax rate of 35%.

          The Company does not anticipate any transactions that would cause any part of the policyholders' surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 1995, Investors-NA and ILIC have approximately $90,000,000 and $6,000,000, respectively, in the aggregate in their shareholders' surplus accounts from which distributions could be made without incurring any federal tax liability.

          At December 31,  1995, the Company and its  non-life wholly-owned
          subsidiaries   have   net   operating   loss   carryforwards   of
          approximately $2.4 million.

          At December 31, 1995, there were no IRS examinations in progress for the Company or its subsidiaries.

          8. Reinsurance

          The Company reinsures portions of certain policies thereby providing greater diversification of risk and minimizing exposure on larger policies. The Company's retention on any one individual ranges from $60,000 to $250,000 depending on the company and the risk. The Company remains liable to the extent the reinsurance companies are unable to meet their obligations under the reinsurance agreements.

          The amounts reported in the consolidated financial statements for reinsurance ceded are as follows:
                                                      December 31,
                                                     1995          1994
                                                       (in thousands)
          Future policy benefits               $    7,964      $  8,479
          Unearned premiums                         2,634         2,265
          Other policy claims and benefits
           payable                                    155           271
          Amounts recoverable on paid claims        3,721         3,051
           Reinsurance receivables             $   14,474      $ 14,066

                                                  Years ended December 31,
                                                    1995       1994    1993
                                                      (in thousands)
          Premiums                         $   8,898  $  10,907   $  11,878
          Policyholder benefits and
           expenses                        $  14,404  $  14,176   $  14,472

          9. Shareholders' Equity

          The Company is controlled by FIC, a life insurance holding company, through FIC's ownership of approximately 47% of the Company's outstanding common stock. FIC also holds options to purchase up to an additional 1,702,155 shares of the Company's authorized but unissued common stock at a price equal to the average market value during the six months preceding the exercise date. If all of these options were exercised at December 31, 1995, FIC would own approximately 62.42% of the issued and outstanding shares of the Company's common stock, assuming no other options or warrants held by other parties were exercised.

          In the event that any other party seeks to acquire the Company's outstanding shares, FIC has the right to acquire, without prior approval and under the same pricing formula, the number of shares of common stock which when added to the number of shares then owned by FIC, amount to 51% of the outstanding shares of the Company. These options will remain in effect as long as any indebtedness guaranteed by FIC remains outstanding (See Note 6).

          The Company's ability to pay dividends to its shareholders is affected, in part, by the receipt of dividends from Investors-NA, which is organized under the laws of the state of Washington. Under current Washington law, any proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of
          (i) 10% of statutory  surplus as of the preceding  December 31 or
          (ii) statutory net gain from operations for the preceding calendar year is called an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner.

          In addition, Washington Laws require that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that dividends may be paid only from earned surplus. Investors-NA does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not presently permitted to pay cash dividends.

          The New Senior Loan described in Note 6 restricts the Company from paying any dividends on its common stock during its term.

          Net income (before surplus debenture interest expense) and capital and surplus of Investors-NA as reported to insurance regulators and as determined in accordance with statutory accounting practices are as follows:

                                              Year Ended December 31
                                                  (in thousands)
                                          1995          1994          1993

          Net Income                  $  23,810     $  21,706     $  21,767
          Capital and Surplus         $  61,896     $  53,841     $  60,957

          In December 1994, the AICPA approved Statement of Position 94-5, "Disclosures of Certain Matters in the Financial Statements of Insurance Enterprises." This statement requires insurance enterprises to make disclosures in their financial statements regarding the accounting methods used in their statutory financial statements that are permitted by state insurance departments rather than prescribed statutory accounting practices. Prescribed statutory accounting practices include a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

          The insurance regulations of the state of Washington limit the amount an insurer may invest in the obligations of any one corporation to four percent of the insurer's statutory admitted assets. Investors-NA held $52,500,000 in subordinated notes issued by Family Life Corporation, a wholly-owned subsidiary of FIC, at December 31, 1995 and 1994. This investment exceeds the limit on investments prescribed by the state of Washington by $9,282,287 and $10,784,423 at December 31, 1995 and 1994,
          respectively. Prior to the acquisition of these notes, Investors-NA received written approval from the Washington State Insurance Department for the inclusion of the full amount of these notes in its statutory admitted assets. At December 31, 1995 and 1994, this permitted practice increased statutory surplus by $9,282,287 and $10,784,423 over what it would have been under prescribed statutory accounting practices.

          In 1988, the Company authorized the issuance of 10 million shares of Class C Preferred Stock, $1.00 par value. The Company is not permitted, under the provisions of the Senior Loan Agreement (See
          Note 6), to issue any preferred stock except Class A and Class B issued in connection with the acquisition of the Investors Life Companies. The Company has reacquired the Class A and Class B Preferred Stock and holds the shares in treasury.

          10. Detachable Warrants

          The Company issued on December 28, 1988, a total of 1,107,480 detachable warrants entitling the warrant holders to purchase 19.95% of the Company's common stock, on a fully diluted basis, at an exercise price of $3.33 per share. On January 29, 1993, the Company purchased and canceled all of the detachable warrants for approximately $8 million (See Note 6).

          11. Retirement Plans and Employee Stock Plans

          Retirement Plan

          The Company maintains a retirement plan, ("ILCO Pension Plan"), covering substantially all employees of the Company. The plan is a non-contributory, defined benefit pension plan, which covers each eligible employee who has attained 21 years of age and has completed one year or more of service. Each participating company contributes an amount necessary (as actuarially determined) to fund the benefits provided for its participating employees.

          The normal retirement benefit provided under the plan is equal to 1-2/3% of final average eligible earnings less 3/4% of the participant's Social Security Covered Compensation multiplied by the number of years of credited service (up to 30 years).

          The compensation used in determining benefits under the plan is the highest average earnings received in any five consecutive full-calendar years during the last ten full-calendar years before the participant's retirement date. The plan provides for reduced early retirement benefits at age 60, with at least 5 completed years of service.

          In connection with the acquisition of the Investors Companies, the Company adopted a non-contributory defined benefit pension plan, ("The IIP Pension Plan") that provided benefits substantially similar to the benefits provided under the CIGNA Corporation pension plan, for all employees of the Investors Companies who had been eligible to participate in the CIGNA Pension Plan. As of January 1, 1990, the IIP Pension Plan was merged into the ILCO Pension Plan. Accrued benefits under the IIP Pension Plan were frozen as of December 31, 1989. Accordingly, accrued benefits under the ILCO Pension Plan applicable to former participants in the IIP Pension Plan consist of two components: (a) an accrued benefit determined in accordance with the provisions of the IIP Pension Plan, frozen as of December 31, 1989 and (b) an accrued benefit determined on the benefit formula described above, based on credited service earned after January 1, 1990.

          The pension costs for all plans include the following components:

                                                  1995               1994
                                                     (in thousands)
          Service cost-benefits earned
           during the period                      $  313           $   316

          Interest cost on projected
           benefit obligation                        571               509

          Return on plan assets                   (1,081)           (1,027)

          Amortization                              (269)             (268)

          Pension benefit                         $ (466)          $  (470)



          The  following  summarizes  the funded  status  of  the plans  at
          December 31:
                                                  1995                1994
                                                      (in thousands)

          Actuarial present value of:
            Vested benefit obligation           $ (7,495)         $ (5,858)

            Accumulated benefit obligation      $ (7,870)         $ (6,026)

          Projected benefit obligation          $ (9,155)         $ (6,701)

          Plan assets at market value             14,316            13,665

          Plan assets in excess of projected
            benefit obligations                 $  5,161           $  6,964

          Unrecognized prior service cost       $ (1,888)         $ (2,156)

          Unrecognized net loss (gain)          $    700          $ (1,301)

          Prepaid pension expense               $  3,973          $  3,507

          The significant assumptions for the plans are as follows:

          The discount rate for projected benefit obligations was 7.00% and 8.00% in 1995 and 1994, respectively. The assumed long-term rate of compensation increases was 6.5% for 1995 and 1994. The long-term rate of return on plan assets was 8.0% for 1995 and 1994.

          Savings and Investment Plan

          The Company adopted a Savings and Investment (401(k)) Plan that allows eligible employees who have met a one-year service requirement to make contributions to the Plan on a tax-deferred basis. A Plan participant may elect to contribute up to 16% of eligible earnings on a tax deferred basis, subject to certain limitations applicable to "highly compensated employees" as defined in the Internal Revenue Code. Plan participants may allocate contributions, and earnings thereon, between a Guaranteed Fund and a Variable Fund. Effective January 1, 1994, the Plan was amended to include four additional investment options which may be selected by participants. The Account Balance of each Participant is 100% vested at all times. Prior to January 1, 1990, the Company made matching contributions of up to 50% of the first 6% of eligible compensation contributed by the plan participants. Vesting of such company contributions is based on number of years of service. The employer contributions were discontinued effective January 1, 1990.

          During 1995, the Plan was ammended to allow for the addition of Family Life Insurance Company (FLIC), a wholly-owned subsidiary of FIC, as a participating employer, thus allowing FLIC employees to participate in the Plan. The amendment did not affect the Plan's tax-qualified status.

          Employee Stock Ownership Plan

          During 1979, the Company established an Employee Stock Ownership Plan and a related trust for the benefit of its employees. The Plan generally covers employees who have attained the age of 21 and have completed one year of service. Vesting of benefits to employees is based on number of years of service. No contributions were made to the Plan in 1995, 1994 or 1993. At December 31, 1995, the Plan had a total of 313,932 shares which are allocated to participants and 65,805 which remain unallocated.

          During 1995, the Plan was amended to allow for the addition of FLIC as a participating employer, thus allowing FLIC employees to participate in the Plan. The amendment did not affect the Plan's tax-qualified status.

          Stock Option Plans

          Under the Company's Incentive Stock Option Plan, options to purchase shares of the Company's common stock, at 100% of fair market value on the date of grant, have been granted to key employees. A total of 315,000 shares of the Company's common stock are currently reserved for issuance under this plan. As of December 31, 1995, options to purchase 327,850 shares have been granted since the plans inception. As of December 31, 1995, 208,250 options have been exercised and 86,100 options have been terminated.

          At December 31, 1995 33,500 options to purchase shares of the Company's common stock at prices ranging from $3.33 to $9.25 remain outstanding. The number of options exercised in 1995, 1994 and 1993 were 59,000, 5,500 and 2,000, respectively.

          Under the Non-Qualified Stock Option Plan for certain officers, directors, agents and others, the Board of Directors is authorized to issue options to purchase up to 600,000 shares of the Company's common stock at 100% of the fair market value on the date of grant but in no case less than $3.33 per share. In 1988, options to purchase 330,000 shares were granted at a price of $3.33 per share. In 1991, options to purchase 50,000 shares were granted at prices ranging from $8.75 to $9.25. In 1992 and and 1990 options to purchase 60,000 and 30,000 shares respectively, expired. In 1995, options to purchase 60,000 shares were granted at a price of $11.12 per share.

          In 1989 options to purchase 600,000 shares of the Company's common stock at $1.00 per share were granted by the Board of Directors to the Company's Chairman of the Board. These options became exercisable upon approval of the Board of Directors in annual installments of 150,000 shares each. The last installment was granted in 1992. In 1992, the chairman surrendered for cancellation 120,000 of these options. In October of 1993, the Company entered into an agreement with the Chairman, whereby the Chairman agreed to surrender all of his remaining common stock options between 1993 and 1996. Pursuant to this agreement, 358,500 options were surrendered through December 31, 1995, with 121,500 options remaining to be surrendered during 1996 (see Note
          13).

          12. Leases

          The Company and its subsidiaries occupy office facilities under lease agreements which expire at various dates through 2005. Certain office space leases may be renewed at the option of the Company.

          Rent expense in 1995, 1994,  and 1993 was $2,531,085, $1,424,946, and $2,091,220, respectively, under these lease agreements. Minimum annual future rentals are as follows:
                                                          (in thousands)
                                                       1996       1,274
                                                       1997       1,115
                                                       1998         637
                                                       1999         637
                                                       2000         637
                                                Thereafter        3,183
                                                               $  7,483

          13. Related Party Transactions

          On  June 12,  1991,  FIC (which  owns  approximately 47%  of  the outstanding common stock of the Registrant) completed the purchase of all the outstanding shares of Family Life Insurance Company, a Washington domiciled life insurance company, from Merrill Lynch Insurance Group, Inc. The transaction was financed, in part, by a senior subordinated loan of $22.5 million by Investors - NA to Family Life Corporation (FLC), an indirect, wholly-owned subsidiary of FIC, and a senior loan of $2.5 million by Investors - NA to FIC. In addition to the interest provided under the terms of said loans, Investors - NA was granted non-transferrable options to purchase up to a total of 9.9 percent of the common shares of FIC. The option price is $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent the effect of dilution. The options provide for their expiration at the time of final repayment of each of the respective loans.

          On July 30, 1993, FLC prepaid its Merrill Lynch subordinated loans. The transaction was financed, in part, by a subordinated loan of $30 million by Investors - NA to FLC and by a subordinated loan of $4.5 million by Investors - NA to Family Life Insurance Investment Company, (FLIIC), a wholly-owned subsidiary of FIC and parent of FLC.

          Notes receivable from affiliates of $61,224,000 include $52,500,000 senior subordinated loans by Investors - NA to FLC, a subordinated loan of $4,500,000 to FLIIC, and a senior loan of $4,224,000 to FIC. Interest earned by ILCO on the aforementioned loans totaled $6,044,322, $5,993,512, and $4,104,661 in 1995,
          1994 and 1993, respectively. At December 31, 1995 and December 31, 1994 accrued interest was $1,459,408 and $1,933,169, respectively.

          In May, 1989, the Board of Directors of the Company granted the Chairman of the Board the right to borrow up to $650,000 from the Company to be used solely for the purchase of FIC common stock pursuant to his then existing options. This loan, which was issued on June 1, 1989, carries no interest and is repayable in five years unless forgiven at the discretion of the Board of Directors or upon the occurrence of certain designated events. This loan was repaid in full in 1994.

          Rent and certain other operating expenses aggregating approximately $830,000, $585,000, and $860,000, were incurred by FIC in 1995, 1994 and 1993, respectively, on behalf of the Company. The Company reimbursed FIC for these costs.

          ILCO received $15 million, $13 million, and $13 million from Family Life Insurance Company for direct costs incurred by ILCO on behalf of Family Life Insurance Company's operations in 1995, 1994 and 1993, respectively. Under an agreement between ILCO and Family Life all direct costs incurred on behalf of the other are to be reimbursed.

          In connection with the purchase of the Austin Centre, an office-hotel property in Austin, Texas, Investors-NA entered into an agreement with FIC Realty Services, Inc.("FIC Realty") , a subsidiary of FIC, to furnish real estate brokerage services. In connection with the agreement, FIC Realty received commissions from Investors-NA of $159,500. In addition, Investors-NA leased a portion of the Austin Centre to FIC Realty pursuant to a lease agreement in which FIC Realty pays monthly rent to Investors-NA in an amount equal to 95% of the net operating profits of the hotel. Total rent payable to Investors-NA under the terms of the lease agreement is $1,991,356, $1,346,160, and $745,665 in 1995,
          1994 and 1993, respectively.

          Alcoholic beverages had been sold at the hotel by an unrelated third party pursuant to a lease it had with FIC Realty until September 30, 1994. Commencing October 1, 1994, all alcoholic beverages sales have been conducted by Atrium Beverage Corporation ("Atrium Beverage"), a new subsidiary of FIC Realty. Atrium Beverage subleases from FIC Realty space in the hotel for the storage, service and sale of alcoholic beverages pursuant to which Atrium Beverage pays monthly rent to FIC Realty of $12,500. The sublease provides that the rent paid during each calendar year will be reduced to the extent necessary to insure that Atrium Beverage's net operating profit from alcoholic beverages sales is not less than 5% of its gross receipts from such sales. Atrium Beverage and FIC Realty are also parties to a management agreement whereby FIC Realty manages Atrium Beverage's alcoholic beverage operations at the hotel for a monthly fee equal to 28% of the gross receipts from alcoholic beverages sales. During 1995 and 1994, Atrium Beverage paid FIC Realty rent and management fees totalling $319,815 and $81,233, respectively. All of that amount was included in the hotel revenues of FIC Realty for purposes of determining its net operating profits under the hotel lease agreement with Investors-NA.

          Investors-NA entered into a management agreement in September 1991 with FIC Property Management, Inc. ("FIC Management"), a subsidiary of FIC, whereby it appointed FIC Management to manage, lease and operate the office tower, retail areas, underground parking garage and common areas of Austin Centre. FIC Management is paid fees in an amount equal to 5% of the net operating profit that Investors-NA receives from the properties managed and leased by FIC Management. During 1995, Investors-NA paid fees of $130,760 to FIC Management under this agreement as compared to $106,460 and $77,115 in 1994 and 1993, respectively.

          In October of 1993, the Company entered into an agreement with the Chairman, whereby the Chairman agreed to surrender all of his remaining common stock options for consideration of $6,847,000 (see Note 11). Prior to entering into this agreement, the Company had accrued compensation expense related to these options of $4,225,000. Upon entering into the agreement, additional compensation was recorded totaling $2,622,000 for the year ended December 31, 1993 to increase total compensation to the surrender price. Accordingly, a liability was recorded for the unpaid portion of the agreement. Pursuant to this agreement, during 1993 the Chairman was paid $3,237,120 for cancellation of 240,000 of these options and during 1994 he was paid $997,520 for cancellation of 68,500 options and $379,143 for federal income tax reimbursement relating to the cancellation of options in 1993. During 1995, the Chairman was paid $836,582 for the cancellation in 1995 of options to purchase 50,000 shares of ILCO's Common Stock, $156,323 for the federal income tax reimbursement relating to the cancellation in 1994 of options to purchase 68,500 shares and $127,608 as the final payment relating to the cancellation in 1993 of options to purchase 240,000 shares. The federal income tax reimbursements are expensed in the period when they are incurred.

          Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided by an offsite third party until November 30, 1994. Commencing December 1, 1994, all of those data processing needs are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a new subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $151,977 and $779,052 and Investors-NA, Investors-IN and ILIC paid $181,971 and $1,655,486 to FIC Computer for data processing services provided during December 1994 and 1995, respectively.

          14. Commitments and Contingencies

          The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such matters will not have a material impact on the financial statements.

          15. Net Income Per Share

          Net income per share was determined by dividing net income available to common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

          For the years ended December 31, 1995, 1994 and 1993, net income available to common shareholders is calculated as follows:

                                                 1995       1994       1993

          Income before extraordinary                  (in thousands)
           item and cumulative effect of
           change in accounting principle        $10,714  $ 9,917  $12,200

          Interest expense reduction,
           net of income tax effect                  671      472      660

          Income before extraordinary
           item and cumulative effect
           of change in accounting
           principle available to
           common shareholders                    11,385   10,389   12,860

          Cost of early extinguishment
           of debt, net of tax                       -0-      -0-   (6,253)

          Income before cumulative
           effect of change in accounting
           principle available to common
           shareholders                           11,385  $10,389    6,607

          Cumulative effect of change in
           accounting principle                      -0-      -0-   (2,600)

          Net income available to
           common shareholders                   $11,385  $10,389  $ 4,007


          Changes in the market price of the Company's common stock also impacts the number of common stock options and warrants which are
          considered   dilutive   under  the   treasury  stock   method  of
          calculating the weighted average common stock and common stock equivalents. For the years ended December 31, 1995, 1994 and 1993, weighted average common stock and common stock equivalents is calculated as follows:
                                          1995        1994        1993
                                                  (In thousands)
          Weighted average common
           shares outstanding             4,139       4,116       4,109
          Common stock equivalents:

           Common stock options           2,085       2,084       2,480
           Common stock warrants                                     91

          Less assumed repurchase of
           shares using the treasury
           stock method                    (835)       (822)       (822)

          Common stock and common
           stock equivalents              5,389       5,378       5,858


          16.  Quarterly Financial Data (unaudited)
               (in thousands, except per share amounts)

                                           Three Months       Three Months
                                           Ended              Ended
                                           March 31,          June 30,
                                        1995      1994     1995     1994

          Net Operating Revenue         $29,105  $29,325  $31,017  $29,437

          Net Income                    $ 2,589  $ 2,892  $ 2,601  $ 2,031

          Net income per share
           available to common
           shareholders                 $  0.51  $  0.56  $  0.52  $  0.40


                                           Three Months      Three Months
                                           Ended             Ended
                                           September 30,     December 31,
                                        1995      1994      1995      1994

          Net Operating Revenue         $30,453  $27,595  $31,815  $28,651

          Net Income                    $ 2,498  $ 2,099  $ 3,026  $ 2,895

           Net income per share
            available to common
            shareholders                $  0.50  $  0.42  $  0.58  $  0.57



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                    SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN
                           INVESTMENTS IN RELATED PARTIES
                                  December 31, 1995
                              (in thousands of dollars)


          Column A                            Column B  Column C  Column D
                                                                  Amount at
                                                                  Which
                                                                  Shown in
                                                                  the
                                                                  Balance
          Type of Investment                  Costs     Value     Sheet
          Fixed maturities available for
           sale:
          United States Government and
           government agencies and
           authorities                        $ 15,826  $ 17,315  $ 17,315
          States, municipalities and
           political subdivisions                4,686     4,952     4,952
          Foreign governments                       15        14        14
          Corporate securities                  98,822   102,866   102,866
          Mortgage-backed securities           344,352   358,459   358,459

          Total fixed maturities available
           for sale                            463,701   483,606   483,606

          Fixed maturities held to maturity     14,420    14,277    14,420

          Total fixed maturities               478,121   497,883   498,026

          Equity securities:
          Public utilities                           2         3         3
          Banks, trust and financial
           institutions                             31        87        87
          Industrial, miscellaneous and all
           other                                    57        65        65

          Total equity securities                   90       155       155

          Policy loans                          53,656    53,656    53,656
          Mortgage loans                        14,836    16,187    14,836
          Real estate                           15,467    15,467    15,467
          Short term investments                85,994    85,994    85,994

          Total investments                   $648,164  $669,342  $668,134



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
          UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                           December 31, 1995, 1994 and 1993


          Column A                                    Column B   Column C
                                                      Balance at
                                                      Beginning
          Name of Debtor                              of Period  Additions

          December 31, 1995                           $    -0-      -0-


          December 31, 1994

          Roy F. Mitte
            Non-interest bearing loan
             repayable in two years unless
             forgiven by Board of Directors           $650,000      -0-

          December 31, 1993

          Roy F. Mitte
            Non-interest bearing loan
             repayable in three years unless
             forgiven by Board of Directors           $650,000      -0-



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
          UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                     December 31, 1995, 1994 and 1993, Continued


          Column A                            Column D            Column E
                                                        Amounts   Balance
                                              Amounts   Written   at End of
          Name of Debtor                      Collected Off       Period

          December 31, 1995                   $    -0-      -0-   $    -0-

          December 31, 1994

          Roy F. Mitte
            Non-interest bearing loan
             repayable in two years unless
             forgiven by Board of Directors   $650,000      -0-   $    -0-

          December 31, 1993

          Roy F. Mitte
            Non-interest bearing loan
             repayable in three years unless
             forgiven by Board of Directors        -0-      -0-   $650,000




                  INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                    BALANCE SHEETS
                              December 31, 1995 and 1994
                              (in thousands of dollars)


          ASSETS                                        1995         1994

          Short-term investments                $      7,022  $     8,305

          Cash and cash equivalents                       63          195

          Subordinated debenture receivables
           from Investors Life Insurance
           Company of North America,
           due September 30, 1999                     72,835       87,795

          Investments in and advances to
            subsidiaries                              76,730       21,778

          Accounts receivable                          6,117        6,149

          Property, plant and equipment, net             279          192

          Federal income tax receivable                  -0-          -0-

          Other assets                                 2,237        2,877

                                                $    165,283  $   127,291



                  INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED FINANCIAL STATEMENTS OF REGISTRANTS
                              BALANCE SHEETS, continued
                             December 31, 1995 and 1994
                              (in thousands of dollars)

          LIABILITIES AND SHAREHOLDERS' EQUITY              1995      1994
          Liabilities:
          Accounts payable and accrued expenses         $  5,293  $  4,570
          Senior loans                                    59,385    66,585
          Senior subordinated debenture payable to
           Intercontinental Life Insurance Company           -0-       200
          Deferred gain on sale of real estate             1,066     1,175
                                                          65,744    72,530
          Redeemable preferred stock:
           Class A preferred stock, $1 par value,
            shares authorized and issued                   5,000     5,000
           Class B preferred stock, $1 par value,
            shares authorized, and issued                 15,000    15,000
                                                          20,000    20,000
          Redeemable preferred stock, repurchased and
           held as treasury stock                        (20,000)  (20,000)
                                                             -0-       -0-

          Shareholders' equity:
           Class C preferred stock, $1 par value,
            10,000,000 shares authorized, none issued
            Common stock, $.22 par value, 10,000,000
            shares authorized; 5,166,239 and 5,107,239
            shares issued, 4,175,329 and 4,116,329
            shares outstanding in 1995 and 1994
            respectively                                   1,137     1,124
           Additional paid-in capital                      3,521     2,854
           Net unrealized appreciation of securities
            held by insurance subsidiaries                   748       568
           Net unrealized gain (loss)
            on investments in fixed
            maturities available for sale held by
            insurance subsidiaries                        12,938   (20,266)
           Retained earnings (including $78,639 and
            $68,654 of undistributed earnings of
            subsidiaries at December 31, 1995 and 1994,
            respectively)                                 81,759    71,045
           Common treasury stock, at cost, 665,950       100,103    55,325
            shares in 1995 and 1994                         (564)     (564)
           Total shareholders' equity                     99,539    54,761
           Total liabilities and shareholders' equity   $165,283  $127,291



                  INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT,

                            STATEMENTS OF INCOME,continued
                     Years Ended December 31, 1995, 1994 and 1993
                              (in thousands of dollars)

                                            1995         1994        1993
          Revenues charged to
           subsidiaries:
           Interest income             $    8,236  $     7,888 $     8,850
           Other income                       134          113         112
                                            8,370        8,001       8,962

          Operating expenses                1,779        1,386       4,409
          Interest expense                  5,469        4,914       5,666
                                            7,248        6,300      10,075

          Income (loss) from
           operations                       1,122        1,701     (1,113)
          Federal income tax
           provision                          393          970       3,215

          Net income (loss) before
           equity in undistributed
           earnings from subsidiaries
           extraordinary item and
           change in accounting
           principle                          729          731     (4,328)

          Equity in undistributed
           earnings from subsidiaries       9,985        9,186     16,528

          Net income before extra-
           ordinary item and cumula-
           tive effect of change in
           accounting principle            10,714        9,917     12,200

          Extraordinary Item:

           Cost of early extinguish-
            ment of debt, net of tax          -0-          -0-     (6,253)

           Net income before cumula-
            tive effect of change in
            accounting principle           10,714        9,917      5,947

           Cumulative effect of change
            in accounting principle           -0-          -0-     (2,600)

            Net income                $    10,714  $     9,917  $   3,347



                  INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
                  SCHEDULE III - CONDENSED STATEMENTS OF REGISTRANT
                          STATEMENT OF CASH FLOWS, continued
                              (in thousands of dollars)

                                                 Year ended December 31,
          CASH FLOWS FROM OPERATING               1995      1994      1993
           ACTIVITIES:
          Net income                          $ 10,714  $  9,917  $  3,347
          Adjustments to reconcile net income
           to net cash provided by (used in)
           operating activities:
          Amortization of deferred gain on
           sale of real estate                    (109)     (109)     (109)
          Unrealized appreciation
           (depreciation) of equity
           securities held by insurance
           subsidiaries                            180      (377)      211
          Decrease in accounts receivable           32       615        40
          Increase in investment
           in and advances to subsidiaries     (21,748)   (3,742)   (8,997)
          Increase (decrease) in accounts
           payable and accrued expenses            723       384    (1,496)
          Decrease in deferred federal income
           taxes, net                              -0-        83       417
          Decrease (increase) in other assets      640     1,028    (1,541)
          Other                                    (87)       79        38
           Net Cash (used in) provided by
            operating activities                (9,655)    7,878    (8,090)
          CASH FLOWS FROM INVESTING
           ACTIVITIES:
          Investments (purchased) sold           1,283      (302)    8,423
           Net cash provided by (used in)
            investing activities                 1,283      (302)    8,423
          CASH FLOWS FROM FINANCING
           ACTIVITIES:
          Repayment of debt                     (7,200)  (17,415)   (6,325)
          Payment on subordinated debenture
           payable                                (200)      (50)      (50)
          Stock options exercised                  680       -0-       -0-
          Payment received on subordinated
           debenture receivable                 14,960     8,744    15,000
          Accretion and dividends on
           preferred stock                         -0-       -0-    (8,012)
            Net cash provided by (used in)
             financing activities                8,240    (8,721)      613

          Net increase in cash                    (132)   (1,145)      946
          Cash, beginning of year                  195     1,340       394
          Cash, end of year                   $     63  $    195  $  1,340



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     SCHEDULE VI - REINSURANCE CEDED AND ASSUMED
                 For the years ended December 31, 1995, 1994 and 1993
                              (in thousands of dollars)


                                                    Ceded To    Assumed
                                        Direct      Other       From Other
          1995                          Amount      Companies   Companies

          Life insurance in-force       $7,693,274  $  864,512  $    8,124

          Premium:
           Life insurance               $   17,877  $    8,773  $      811
           Accident-health insurance         2,260        (205)         38

          Total                         $   20,137  $    8,568  $      849

          1994

          Life insurance in-force       $7,056,436  $  427,611  $   24,073

          Premium:
           Life insurance               $   20,712  $    9,998  $      676
           Accident-health insurance         3,703         909         133

          Total                         $   24,415  $   10,907  $      809

          1993

          Life insurance in-force       $7,728,737  $  381,160  $   20,147

          Premium:
           Life insurance               $   23,061  $   10,545  $      684
           Accident-health insurance         4,129       1,333         118

          Total                         $   27,190  $   11,878  $      802




                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     SCHEDULE VI - REINSURANCE CEDED AND ASSUMED
                 For the years ended December 31, 1995, 1994 and 1993
                              (in thousands of dollars)


                                                    Percentage
                                        Net         Of Amount
          1995                          Amount      Assumed

          Life insurance in-force        6,836,886         .12%

          Premium:
           Life insurance               $    9,915        8.18%
           Accident-health insurance         2,503        1.52%

          Total                         $   12,418        6.84%

          1994

          Life insurance in-force       $6,652,898        .36%

          Premium:
           Life insurance               $   11,390       5.94%
           Accident-health insurance         2,927       4.54%

          Total                         $   14,317       5.65%

          1993

          Life insurance in-force       $7,367,724        .27%

          Premium:
           Life insurance               $   13,200       5.18%
           Accident-health insurance         2,914       4.05%

          Total                         $   16,114       4.98%




                                    Exhibit Index


               Exhibit    Page                Description
               Number    Number

                4(a)          Certificate  of  Incorporation of  Registrant
                                   filed  May  22,   1969  and   Amendments
                                   thereto (2)

                                   (i)  Amendment filed July 16, 1973

                                   (ii) Amendment filed August 4, 1977

                                   (iii)Amendment filed February 10, 1983

                                   (iv) Amendment filed December 14, 1988

                                   (v)  Amendment filed February 9, 1990

                4(b)          By-laws of Registrant. (3)

               10(a)          Registrant's Incentive Stock Option Plan.
                              (1)

               10(m) Lease dated December 20, 1985 between Registrant and Parker Road Associates for the rental of 40 Parker Road, Elizabeth, New Jersey. (4)

               10(o)          (i)  Grid Note dated December 18, 1985 in the
                                   amount   of   $800,000   made   by   the
                                   Registrant  and   payable  to  Midlantic
                                   National Bank. (4)

                               (ii) Demand Note dated December 18, 1985
                                   in the amount  of $491,165.03  made
                                   by   Registrant   and  payable   to
                                   Midlantic National Bank.(4)

               10(ah) Credit Agreement for $125,000,000 dated as of December 28, 1988 among Registrant and certain banks identified therein.
                                   (5)

               10(ai) Note Purchase Agreement dated as of December 31, 1988 between Registrant and a Rhode Island based insurance/financial services company. A Note Purchase Agreement in substantially identical form was executed with seven other entities identified in this exhibit. (5)

               10(aj) Class A Preferred Stock Purchase Agreement dated as of December 1, 1988 between Registrant and Insurance Company of North America. (5)

               10(ak) Class B Preferred Stock Purchase Agreement dated as of December 1, 1988 between Registrant and a Rhode Island
                                   based/insurance/financial       services
                                   company.   A  Class  B  Preferred  Stock
                                   Purchase   Agreement  in   substantially
                                   identical form was  executed with  seven
                                   other   entities   identified  in   this
                                   exhibit. (5)

               10(al) Pledge Agreement dated as of December 28, 1988 between Registrant and The First National Bank of Chicago, as Agent. (5)

               10(am) Surplus Debenture dated as of December 28, 1988 in the amount of $140,000,000 made by Standard to Registrant. (5)

               10(an) Warrant Agreement dated as of December 29, 1988 between Registrant and a Connecticut based insurance/financial
                                   services company.   A Warrant  Agreement
                                   in  substantially   identical  form  was
                                   executed with seven other entities. (5)

               10(aq)              Registrant's  Defined   Benefit  Pension
                                   Plan,  effective as of  January 1, 1988.
                                   (6)

               10(ar)              Registrant's  Employee   Stock  Purchase
                                   Plan, effective as  of August 25,  1989.
                                   (6)

               10(as)              Registrant's Non-Qualified Stock  Option
                                   Plan. (6)

               10(at) Exchange and Amendment Agreement dated July 30, 1990 between Registrant and the holders of its Class A Preferred Stock and its Class B Preferred Stock. (7)

               10(au) Amendment dated July 30, 1990 to Senior Loan Agreement among the Registrant and certain banks identified therein. (7)

               10(av) InterCreditor Agreement dated June 12, 1991, among Investors Life Insurance Company of North America, Investors Life Insurance Company of California, Merrill Lynch Insurance Group, Inc. and Merrill Lynch & Co., Inc. (8)

               10(aw) Note dated June 12, 1991 in the amount of $22.5 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America. (8)

               10(ax) Note dated June 12, 1991 in the amount of $2.5 million made by Financial
                                   Industries   Corporation  in   favor  of
                                   Investors  Life   Insurance  Company  of
                                   California. (8)

               10(ay) InterCreditor Agreement among Investors Life Insurance Company of North America, Investors Life Insurance Company of California and the Agent under the Credit Agreement dated as of June 12, 1991. (8)

               10(az) Option Agreement by Financial Industries Corporation in favor of Investors Life Insurance Company of North America and Investors Life Insurance Company of California. (8)

               10(aaa) Hotel Lease Agreement dated as of August 22, 1991 between Investors Life Insurance Company of North America and FIC Realty Services, Inc. (9)

               10(aab) Management Agreement dated as of September 4, 1991 between Investors Life Insurance Company of North America and FIC Property Management, Inc. (9)

               10(aac) Amended and Restated Credit Agreement dated January 29, 1993 among the Registrant and certain banks identified
                                   therein.   (10)

               10(aad) Amended and Restated Pledge Agreement dated January 29, 1993 between the Registrant and the agent bank named therein. (10)

               10(aae) Stock Option Agreement dated March 8, 1986 between Registrant and Financial Industries Corporation. (10)

               10(aaf) Surplus Debenture dated as of November 13, 1986 in the amount of $15,000,000 made by New Standard to Registrant. (10)

               10(aag) Terms and Conditions of Employment Contracts of James M. Grace, Eugene E. Payne and Joseph F. Crowe approved by Registrant's Board of Directors on May 16, 1991. (10)

               10(aah) Letter agreement and addendum dated July 23, 1992 between Investors Life Insurance Company of North America and Mr. and Mrs. Theodore A. Fleron. (10)

               10(aai) Letter agreement dated October 15, 1992 between Roy F. Mitte and Registrant evidencing surrender and cancellation of stock options. (10)

               10(aaj) Note dated July 30, 1993 in the amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America.
                                   (11)

               10(aak) Note dated July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America. (11)

               10(aal) Amendment No. 1 dated July 30, 1993 between Family Life Corporation and Investors Life Insurance Company of North America amending $22.5 million note. (11)

               10(aam)             Cancellation  of Stock  Option Agreement
                                   dated    October   21,    1993   between
                                   Registrant and Roy F. Mitte.  (11)

               10(aan) Waiver and Amendment Agreement dated as of July 23, 1993 among the Registrant and certain banks identified therein.
                                   (12)

               10(aao)             Amendment Agreement dated as of December
                                   20,  1993  among   the  Registrant   and
                                   certain banks identified therein.  (12)

               10(aap)             Amendment  Agreement  dated as  of March
                                   12,  1994  among   the  Registrant   and
                                   certain banks identified therein.  (12)

               10(aaq)             Amendment Agreement dated as of December
                                   22,  1994  among   the  Registrant   and
                                   certain banks identified therein.  (12)

               10(aar)             Amendment Agreement dated as of February
                                   10,  1995  among   the  Registrant   and
                                   certain banks identified therein.  (12)

               10(aas) Data Processing Agreement dated as of November 30, 1994 between InterContinental Life Insurance Company and FIC Computer Services, Inc. (12)

               10(aat) Data Processing Agreement dated as of November 30, 1994 between Investors Life Insurance Company of North America and FIC Computer Services, Inc. (12)

               10(aau) Data Processing Agreement dated as of November 30, 1994 between Family Life Insurance Company and FIC Computer Services, Inc. (12)

               10(aav) Lease Agreement dated as of September 30, 1994 between FIC Realty Services, Inc. and Atrium Beverage Corporation.
                                   (12)

               10(aaw) Management Agreement dated as of September 30, 1994 between HCD Austin Corporation as agent for FIC Realty Services, Inc. and Atrium Beverage Corporation. (12)

               10(aax) Amendment Agreement dated as of August 8, 1995 among the Registrant and certain banks identified therein.

               10(aay)             Amendment Agreement dated as of December
                                   15,  1995  among   the  Registrant   and
                                   certain banks identified therein.

               10(aaz) Agreement of Sale dated as of September 5, 1995 between Omni Congress Joint venture as Buyer and Investors Life Insurance Company of North America as Seller, with exhibits, amendments and assignment.

               21                  Subsidiaries of the Registrant.

               23                  Consent of Price Waterhouse LLP.


               (1) Filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-7290, and incorporated herein by reference.

               (2) Filed with the Registrant's Registration Statement on Form S-8 (Registration No. 2085333) and incorporated herein by reference; except Amendment filed December 14, 1988 (item (iv)), which was filed with Registrant's Current Report on Form 8-K dated January 12, 1989, and incorporated herein by reference; and Amendment filed February 9, 1990, which was filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

               (3) Filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984 and incorporated herein by reference.

               (4) Filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference.

               (5) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

               (6) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

               (7) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

               (8)    Filed with Financial Industries Corporation's Current
                      Report  on   Form  8-K  dated  June   25,  1991,  and
                      incorporated herein by reference.

               (9) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

               (10) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

               (11) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

               (12) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.