Form 10-Q
period 1996-03-31
INTERCONTINENTAL LIFE CORP
filed 1996-05-15
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549



                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended March 31, 1996
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


          Number of common shares outstanding ($.22 Par Value) at end of period: 4,181,329.



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                        INDEX

                                                            Page No.

          Part I - Financial Information

          Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995...............

          Consolidated Statements of Income
               For the three month periods ended
               March 31, 1996 and 1995............................

          Consolidated Statements of Cash Flows
               For the three month periods ended
               March 31, 1996 and 1995 ...........................

          Notes to Consolidated Financial Statements..............

          Management's Discussion and Analysis of
               Financial Conditions and Results of Operations.....

          Part II          Part II

          Computations of Earnings Per Share.....................

          Part III           Part III

          Other Information.......................................

          Signature Page..........................................



          Item 1.   Financial Statements

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)


                                                   March 31,   December 31,
                                                     1996        1995
                                                   (Unaudited)
          ASSETS
          Investments:
               Fixed maturities, at amortized cost
                (market value approximates $13,637
                and $14,277)                       $   13,729  $   14,420
               Fixed maturities available for sale
                at market value (amortized cost of
                $459,362 and $463,268)                461,627     483,606
               Equity securities at market (cost
                approximates $408 and $368)             1,720       1,559
               Policy loans                            53,116      53,656
               Mortgage loans                          14,597      14,836
               Invested real estate and other
                invested assets                        18,246      15,467
               Short-term investments                 122,546      85,994
                    Total investments                 685,581     669,538

               Cash and cash equivalents                1,953       6,537

               Notes receivable from affiliates        61,224      61,224

               Accrued investment income                8,854       8,190

               Agent advances and other
                receivables                            18,883      16,591

               Reinsurance receivables                 15,493      14,474

               Property and equipment, net              4,451       4,460

               Real estate occupied by the
                Company, net                              -0-      36,169

               Deferred policy acquisition costs       25,318      24,926

               Present value of future profits of
                acquired businesses                    47,138      48,606

               Deferred financing costs                 1,380       1,597

               Other assets                             7,387       6,859

               Separate account assets                412,441     416,122
                    Total Assets                   $1,290,103  $1,315,293


                   (See Notes to Consolidated Financial Statements)


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)


                                                   March 31,   December 31,
                                                     1996        1995
                                                   (Unaudited)
          LIABILITIES & SHAREHOLDERS' EQUITY
          Liabilities:
          Policy liabilities and contractholder
           deposit funds
               Future policy benefits              $  125,326  $  128,265
               Contractholder deposit funds           541,407     544,621
               Unearned premiums                       10,207      10,669
               Other policy claims & benefits
                payable                                 5,709       6,125
                                                      682,649     689,680
               Other policyholders' funds               2,747       2,700
               Senior loans                            44,944      59,385
               Deferred federal income taxes           20,302      25,462
               Other liabilities                       25,562      27,105
               Separate account liabilities           410,025     413,876
                    Total liabilities               1,186,229   1,218,208

          Commitments and contingencies

          Redeemable preferred stock:
           Class A Preferred, $1 par value,
            5,000,000 shares authorized and
            issued                                      5,000       5,000
           Class B Preferred, $1 par value,
            15,000,000 shares authorized and
            issued                                     15,000      15,000
                                                       20,000      20,000

          Redeemable Preferred Treasury Stock at
           cost, 20,000,000 shares                    (20,000)    (20,000)
                                                          -0-         -0-
          Shareholders' equity:
           Common stock, $.22 par value,
            10,000,000 shares authorized;
            5,172,239 and 5,166,239 shares
            issued, 4,181,329 and 4,175,329
            shares outstanding in 1996 and 1995         1,138       1,137
          Additional paid-in capital                    3,602       3,521
          Net unrealized appreciation of equity
           securities                                     879         748
          Net unrealized gain (loss) on
           investments in fixed maturities
           available for sale                           1,472      12,938
          Retained earnings                            99,801      81,759
                                                      106,892     100,103
          Common Treasury stock, at cost, 990,910
           shares in 1996 and 1995                     (3,018)     (3,018)
          Total Shareholders' equity                  103,874      97,085
          Total Liabilities and Shareholders'
           Equity                                  $1,290,103  $1,315,293

                   (See Notes to Consolidated Financial Statements)

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE MONTH PERIODS
                            ENDED March 31, 1996 AND 1995
                                     (Unaudited)
                   (in thousands of dollars, except per share data)


                                                      3 Months Ended
                                                         March 31,
                                                      1996        1995
          Revenues:
           Premiums                                $  2,934    $  3,096
           Earned insurance charges                  10,703       9,842
           Net investment income                     15,793      15,243
           Gain on sale of real estate               23,520         -0-
           Other                                        631         924
               Total                                 53,581      29,105

          Benefits and expenses:
           Interest expense                           1,101       1,524
           Interest on insurance policies             7,922       7,398
           Benefits and other expenses               16,756      16,199
               Total                                 25,779      25,121

          Income from operations                     27,802       3,984

          Provision for federal income taxes          9,760       1,395

          Net income                               $ 18,042    $  2,589

          Per Share Data:

          Common stock and common stock
           equivalents                                5,425       5,373

          Net income per share available to
           common shareholders                     $   3.35    $    .51


                   (See Notes to Consolidated Financial Statements)


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTH PERIODS
                            ENDED March 31, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)


                                                        3 Months Ended
                                                           March 31,
          CASH FLOWS FROM OPERATING ACTIVITIES         1996        1995

          Net Income                                  $18,042   $  2,589

          Adjustments to reconcile net income to net
           cash (used in) provided by operating
           activities:
           Amortization of present value of future
            profits of acquired businesses              1,468      1,637
           Amortization of deferred policy
            acquisition costs                             711        869
           Depreciation                                   281        394
           Net gain on sales of investments           (23,607)       (44)
           Financing costs amortized                      217        318

          Changes in assets and liabilities:
           (Increase) decrease in accrued investment
            income                                       (664)       784
           (Increase) decrease in agent advances
            and other receivables                       (3,311)      793
           Policy acquisition costs deferred            (1,103)     (602)
           Decrease in policy liabilities
            and contract holder deposit funds           (7,031)   (8,588)
           Increase (decrease) in other
            policyholders' funds                            47      (286)
           (Decrease) increase in other
            liabilities                                 (1,543)       81
           (Decrease) increase in deferred
            federal income taxes                        (5,160)    6,043
           Increase in other assets                       (528)   (2,742)
           Other, net                                    7,808      (254)
          Net cash (used in) provided by operating
           activities                                  $(14,373) $    992


                   (See Notes to Consolidated Financial Statements)


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTH PERIODS
                            ENDED March 31, 1996 AND 1995
                                     (Unaudited)
                              (In thousands of dollars)
                                                        3 Months Ended
                                                           March 31,
          CASH FLOWS FROM INVESTING ACTIVITIES          1996      1995

          Investments purchased                       $(13,703) $(13,298)
          Proceeds from sale and maturities of
           investments                                  74,676     7,371
          Net change in short-term investments         (36,552)    7,133
          Payment for purchase of insurance sub-
           sidiary, net of cash acquired                   -0-   (17,492)
          Purchase & retirement of equipment, net         (272)     (400)

          Net cash provided by (used in)
           investing activities                         24,149   (16,686)

          CASH FLOWS FROM FINANCING ACTIVITIES

          Issuance of common stock                          81       264

          Issuance of senior loan                          -0-    15,000

          Repayment of debt                            (14,441)   (4,500)

          Net cash provided by financing activities    (14,360)   10,764

          Net decrease in cash and cash
           equivalents                                  (4,584)   (4,930)

          Cash and cash equivalents, beginning of
           period                                        6,537     5,563

          Cash and cash equivalents, end of period    $  1,953  $    633



                (See Notes to Consolidated Financial Statements)


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

          The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1995 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Certain prior year amounts have been reclassified to conform with current year presentation.

          Acquisition of Insurance Subsidiary

          On February 14, 1995, the Company, through Investors-NA, purchased from Meridian Mutual Insurance Company the stock of Meridian Life Insurance Company, an Indianapolis-based life insurer, for a cash purchase price of $17.1 million, net of past-closing adjustments. After the aquisition, Meridian Life changed its name to Investors Life Insurance Company of Indiana ("Investors-IN"). Investors-IN is licensed in ten states and markets a variety of individual life and annuity products through independent agents. This is not considered a significant subsidiary for Securities and Exchange Commission reporting purposes.

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

          Sale of Home Office Building

          Net income for the first quarter of 1996 includes $15.3 million resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, were retained and reinvested by Investors Life Insurance Company of North America. The balance of the proceeds of the sale, net of Federal Income Tax, were used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company will continue to rent space on three floors through September 30, 1997, with renewal options thereafter.


          New Accounting Pronouncements

          In March 1995, the FASB issued FAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cash to sell.

          FAS No. 121 is effective for fiscal years beginning after 1995. The Company adopted FAS No 121 effective January 1, 1996. The adoption of this Statement did not have a material impact on the Company's financial statements.

          During 1995, the FASB issued FAS No. 123 "Accounting for Stock-Based Compensation," which encourages companies to adopt the fair value based method of accounting for stock-based compensation. This method requires the recognition of compensation expense equal to the fair value of such equity securities at the date of the grant. This Statement also allows companies to continue to account for stock-based compensation under the intrinsic value based method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," with footnote disclosure of the pro forma effects of the fair value based method. FAS No. 123 is effective for transactions entered into in years that begin after December 15, 1995.

          The Company plans to adopt FAS No. 123 during 1996 by continuing to account for stock-based compensation under the intrinsic value method and disclosing the pro forma effects of the fair value method in the footnotes to the financial statements.



          Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation:

          For the three-month period ended March 31, 1996, ILCO's net income was $18,042,000 ($3.35 per common share), as compared to $2,589,000 ($0.51 per common share) for the similar period in 1995.

          Net income for the first quarter of 1996 includes $15.3 million resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors Life Insurance Company of North America ("Investors-NA"). The balance of the proceeds, net of federal income tax, of the sale was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company will continue to rent space on three floors of the office tower as its headquarters, under a lease which runs through September 30, 1997, with renewal options thereafter. The Company has not determined if it will exercise its renewal options.

          The reported results for 1995 include the operations of Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company) for the period from February 14, 1995 to December 31, 1995. Investors Life Insurance Company of Indiana (Investors-IN) was purchased by ILCO and Investors-NA for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. The name change was completed in May, 1995.

          The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $5,278,000 at March 31, 1996, as compared to $6,286,000 at March 31, 1995. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          Premium income, net of reinsurance, for the first quarter of 1996 was $2.9 million, as compared to $3.1 million in the same period of 1995. Reinsurance premiums ceded were $1.1 million in the first quarter of 1996, as compared to $1.0 million for the similar period in 1995.

          Earned insurance charges for the first quarter of 1996 were $10.7 million, as compared to $9.8 million for the similar period in 1995. This source of revenues is related to the universal life insurance and annuity books of business of Investors-NA.

          In December, 1995, Investors-NA entered into a reinsurance agreement with Family Life Insurance Company ("Family Life")(an insurance company subsidiary of Financial Industries Corporation and an affiliated company of Investors-NA), pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In January, 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. This reinsurance agreement is also on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1996. These arrangements reflect management's plan to develop universal life and annuity business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

          Interest expense was $1,101,000 at March 31, 1996, as compared to $1,524,000 at March 31, 1995. The decrease is attributable to a reduction in the average principal balance of the senior loan from $69.7 million for the three month period ending March 31, 1995 to $54.8 million for the three month period ending March 31, 1996, as well as a decrease in the average rate of interest paid on the senior loan - 7.91% for the first quarter of 1996 as compared to 8.80% for the same 1995 period.

          The increase in interest rates during the first three months of 1996, which was related to general economic conditions, had a negative effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of March 31, 1996, the market value of the fixed maturities available for sale segment was $461.6 million, representing a net unrealized gain of $2.2 million over amortized cost. However, the market value of this segment at March 31, 1996 was approximately $22 million less than the corresponding level at December 31, 1995. There is no assurance that this unrealized gain may be realized in the future.

          On January 31, 1995, ILCO, through Investors-NA, purchased, as an investment property, an office building project known as One Bridgepoint Office Square in Austin, Texas for a cash purchase price of $9.75 million. The property consists of 20 acres of land, with four office building sites and two sites for parking garages. At the time of the purchase, the first stage of the development had already been completed, consisting of a five-story office building with 83,474 square feet of rentable space and a 550-car parking garage. That stage of the development was completed in 1986. In the fourth quarter of 1995, construction commenced on a second building on the site, with 110,000 square feet of rentable space, and the second parking garage. The second phase of the project is expected to be completed in the summer of 1996. In the first quarter of 1996, construction commenced on the third building on the site, with approximately 81,000 square feet of rentable space. This third phase is projected to be finished in late 1996.

          In March 1996, Investors-NA agreed to lease approximately 152,000 square feet at Bridgepoint Office Square to Motorola, Inc. for use by the Power PC Alliance, composed of engineers from Motorola, IBM Corp. and Apple Computer Inc. The Alliance will occupy 100% of the second office building and approximately 43,000 square feet of the third office building.

                                Results of Operations

          For the three-month period ended March 31, 1996, the Company's income from operations before Federal income taxes was $27,802,000 on revenues of $53,581,000, as compared to $3,984,000, on revenues of $29,105,000 for the first three months of 1995. $23.5 million of the of the stated income for the first three months of 1996 is attributable to the sale of the Austin Centre, previously discussed.

          For the three-month period ended March 31, 1996, the lapse rate with respect to universal life insurance policies increased from the lapse rate experienced in the similar period in 1995. The rate for the 1996 period was 8.8%, as compared to 8.3% in the 1995 period. The lapse rate with respect to traditional (non-universal) life insurance policies decreased from the levels experienced in the first quarter of 1995. The rate for the three-month period ended March 31, 1996 was 8.0%, as compared to 8.7% in the similar period in 1995. The lapse rates experienced during these periods were within the ranges anticipated by management.


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

          As of December 31, 1995, the outstanding principal balance of the ILCO's senior loan obligations was $59.4 million. In January, 1996, the Company made a scheduled payment of $4.5 million under its Senior Loan. In March, 1996, the Company made the schedule payments for April 1st and July 1st, totaling $9 million. At that same time, the Company made a payment of $941,000, an additional payment under the terms of the loan applied to the principal balance. On April 1, 1996, an optional principal payment in the amount of $15 million was made, which further reduced the total amount of the outstanding Senior Loan to $29.94 million, as of that date.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company ("Standard Life") and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. The terms of the merger were approved by the Insurance Commissioner of the State of Washington, the State of domicile of Investors-NA. As of March 31, 1996, the outstanding principal balance of the Surplus Debentures was $6.7 million and $53.6 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 1996, the statutory capital and surplus of Investors-NA was $71.8 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

          In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Investors-NA does not presently have earned surplus as defined by the regulations adopted by the Washington Insurance Commissioner and, therefore, is not permitted to pay a cash dividend.
          However, since the new law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

          Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policy holder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN currently has earned surplus.

          ILCO's net cash flow (used in) provided by operating activities was $(14,373,000) for the three month period ended March 31, 1996, as compared to $992,000 for the same period in 1995. This change is primarily due to a decrease of $11.2 million in deferred federal income tax related to the market value of the portion of invested assets that are fixed maturities available for sale and the $4.1 million increase in agent advances and other receivables.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.


                                     Investments

          As of March 31, 1996, the book value of the Company's invested assets totaled $685.6 million, as compared to $669.5 million as of December 31, 1995. The increase in invested assets is primarily attributable to the sale of the Austin Centre, the proceeds of which were primarily reinvested in short term investments. The level of short-term investments as of March 31, 1996 was $122.5 million, as compared to $86.0 million as of December 31, 1995.

          The fixed maturities available for sale portion of invested assets at March 31, 1996 was $461.6 million. The amortized cost of the fixed maturities available for sale segment as of March 31, 1996 was $459.4 million, representing a net unrealized gain of $2.2 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policy holder liabilities.

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

          The Company's fixed maturities portfolio (including short-term investments), as of March 31, 1996, included a non-material amount (1.2% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. For the year ended December 31, 1995, the percentage was 1.1%.

          The consolidated balance sheets of the Company as of December 31, 1995 include $61.2 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors Life Insurance Company of California to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $1.7 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iv) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above. The NAIC has assigned a rating of "3" to the notes described above. These loans have not been included in the preceding description of NAIC rating percentages.

          Management believes that the absence of any material amounts of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiaries enhances the ability of the Company to service its debt, provide security to its policy holders and to credit relatively consistent rates of return to its policy holders.


                               Accounting Developments

                                  Long-Lived Assets

          In March, 1995, the FASB issued FAS No. 121," Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount of fair value less cash to sell.

          FAS No. 121 is effective for the fiscal years beginning after 1995. The Company adopted FAS. No. 121 effective January 1, 1996. Management determined that adoption of this Statement did not have a material impact on the Company's financial statements.

                               Stock-Based Compensation

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



                          INTERCONTINENTAL LIFE CORPORATION
          PART II

          ITEM 6(A)

          Net income per share is based on the weighted average common and common equivalent shares outstanding during each year.


                                      3 Months Ended
                                         March 31,
                                      1996       1995
                                      (in thousands)

          Net income                $18,042   $  2,589


          Interest expense reduc-
           tion net of income tax
           effect                       129        148

          Net income available to
           common shareholders      $18,171   $  2,737

          Divide by:
           Common shares out-
            standing, less
            treasury stock            3,345      3,310
           Dilutive common share
            equivalents               2,080      2,063


          Common stock and common
           stock equivalents          5,425      5,373

          Net income per share
           available to common
           shareholders             $  3.35   $    .51


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

               None


          Item 5.  Other Information

               None


          Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

               Form 10-K Annual Report of Registrant for the year ended December 31, 1995 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

               (b)  Reports on Form 8-K:

               The Registrant filed a Form 8-K on March 29, 1996, reporting the sale by a wholly-owned subsidiary of an office-hotel complex in Austin, Texas. Financial statements were not a part of said 8-K.


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


          Date:  May 14, 1996