Form 10-Q
period 1996-09-30
INTERCONTINENTAL LIFE CORP
filed 1996-11-14
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549




                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



          For the Quarterly Period Ended September 30, 1996
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



          Number of common shares outstanding ($.22 Par Value) at end of period: 4,206,829.



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                        INDEX


                                                            Page No.

          Part I - Financial Information

          Consolidated Balance Sheets
               September 30, 1996 and December 31, 1995................ 3

          Consolidated Statements of Income
               For the three and nine month periods ended
               September 30, 1996 and 1995............................. 4

          Consolidated Statements of Cash Flows
               For the three and nine month periods ended
               September 30, 1996 and 1995............................. 6

          Notes to Consolidated Financial Statements...................11

          Management's Discussion and Analysis of
               Financial Conditions and Results of Operations..........13

          Part II

          Computations of Earnings Per Share...........................19

          Part III

          Other Information............................................20

          Signature Page...............................................21

          Item 1.   Financial Statements

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)




                                                    Sept 30,    Dec. 31,
                                                      1996        1995
                                                    Unaudited
          ASSETS
          Investments:
               Fixed maturities, at amortized cost
                (market value approximates $8,778
                and $14,277)                       $    7,260  $   14,420
               Fixed maturities available for sale
                at market value (amortized cost of
                $466,222 and $463,268)                461,587     483,606
               Equity securities at market (cost
                approximates $368 and $368)             2,397       1,559
               Policy loans                            52,822      53,656
               Mortgage loans                          13,702      14,836
               Invested real estate and other
                invested assets                        29,715      15,467
               Short-term investments                  78,076      85,994
                    Total investments                 645,559     669,538

               Cash and cash equivalents                1,397       6,537

               Notes receivable from affiliates        61,477      61,224

               Accrued investment income                9,519       8,190

               Agent advances and other
                receivables                            24,777      16,591

               Reinsurance receivables                 14,403      14,474

               Property and equipment, net              4,433       4,460

               Real estate occupied by the
                Company, net                              -0-      36,169

               Deferred policy acquisition costs       26,588      24,926

               Present value of future profits of
                acquired businesses                    46,772      48,606

               Deferred financing costs                   814       1,597

               Other assets                             8,760       6,859

               Separate account assets                408,667     416,122
                    Total Assets                   $1,253,166  $1,315,293


                   (See Notes to Consolidated Financial Statements)


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)
                                                    Sept 30,    Dec. 31,
                                                      1996        1995
                                                    Unaudited
          LIABILITIES & SHAREHOLDERS' EQUITY
          Liabilities:
          Policy liabilities and contractholder
           deposit funds
               Future policy benefits              $  125,388  $  128,265
               Contractholder deposit funds           535,684     544,621
               Unearned premiums                        8,995      10,669
               Other policy claims & benefits
                payable                                 6,130       6,125
                                                      676,197     689,680
               Other policyholders' funds               2,735       2,700
               Senior loans                            24,944      59,385
               Deferred federal income taxes           19,662      25,462
               Other liabilities                       17,438      27,105
               Separate account liabilities           406,421     413,876
                    Total liabilities               1,147,397   1,218,208

          Commitments and contingencies

          Redeemable preferred stock:
           Class A Preferred, $1 par value,
            5,000,000 shares authorized and
            issued                                      5,000       5,000
           Class B Preferred, $1 par value,
            15,000,000 shares authorized and
            issued                                     15,000      15,000
                                                       20,000      20,000

          Redeemable Preferred Treasury Stock at
           cost, 20,000,000 shares                    (20,000)    (20,000)
                                                          -0-         -0-
          Shareholders' equity:
           Common stock, $.22 par value,
            10,000,000 shares authorized;
            5,197,739 and 5,166,239 shares
            issued, 4,206,829 and 4,175,329
            shares outstanding in 1996 and 1995         1,144       1,137
          Additional paid-in capital                    3,628       3,521
          Net unrealized appreciation of equity
           securities                                   1,319         748
          Net unrealized (loss) gain on invest-
           ments in fixed maturities available
           for sale                                    (3,013)     12,938
          Retained earnings                           105,709      81,759
                                                      108,787     100,103
          Common treasury stock, at cost, 990,910
           shares in 1996 and 1995                     (3,018)     (3,018)
          Total Shareholders' Equity                  105,769      97,085
          Total Liabilities and Shareholders'
           Equity                                  $1,253,166  $1,315,293



                   (See Notes to Consolidated Financial Statements)

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                   (in thousands of dollars, except per share data)


                                                      3 Months Ended
                                                         Sept 30,
                                                     1996        1995
          Revenues:
           Net premiums                            $  2,461    $  2,537
           Earned insurance charges                  11,726      10,279
           Net investment income                     14,635      16,779
           Gain on sale of real estate                  -0-         -0-
           Other                                        652         858
                Total                                29,474      30,453

          Benefits and expenses:
           Interest expense                             528       1,443
           Interest on insurance policies             8,389       8,213
           Benefits and other expenses               15,984      17,025
               Total                                 24,901      26,681

          Income from operations                      4,573       3,772

          Provision for federal income taxes          1,600       1,274

          Net income                               $  2,973    $  2,498


          Per Share Data:

          Common stock and common stock
           equivalents                                5,361       5,372

          Net income per share available to
           common shareholders                     $    .59    $    .50


                   (See Notes to Consolidated Financial Statements)


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                   (in thousands of dollars, except per share data)



                                                      9 Months Ended
                                                         Sept 30,
                                                     1996        1995
          Revenues:
           Net premiums                            $  7,957    $  8,212
           Earned insurance charges                  32,033      30,278
           Net investment income                     45,340      48,760
           Gain on sale of real estate               23,520         -0-
           Other                                      2,041       2,639
                Total                               110,891      89,889

          Benefits and expenses:
           Interest expense                           2,266       4,550
           Interest on insurance policies            24,219      24,252
           Benefits and other expenses               47,559      49,260
               Total                                 74,044      78,062

          Income from operations                     36,847      11,827

          Provision for federal income taxes         12,896       4,139

          Net income                               $ 23,951    $  7,688


          Per Share Data:

          Common stock and common stock
           equivalents                                5,400       5,372

          Net Income per share available to
           common shareholders                     $   4.53    $   1.52

                   (See Notes to Consolidated Financial Statements)


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)


                                                        3 Months Ended
                                                           Sept 30,
          CASH FLOWS FROM OPERATING ACTIVITIES          1996      1995

          Net Income                                  $  2,973  $  2,498

          Adjustments to reconcile net income to net
           cash (used in) provided by operating
           activities:
          Amortization of present value of future
           profits of acquired businesses               (1,266)    1,447
          Amortization of deferred policy acquisition
           costs                                           691     1,014
          Depreciation                                     -0-       (11)
          Net gain on sales of investments                 -0-        54
          Financing costs amortized                        277       274

          Changes in assets and liabilities:
          (Increase) decrease in accrued investment
           income                                         (624)       57
          (Increase) decrease in agent advances
           and other receivables                        (3,392)    7,608
          Policy acquisition costs deferred             (1,269)     (590)
          Decrease in policy liabilities
           and contract holder deposit funds            (2,393)   (4,911)
          Increase in other policyholders' funds             2        31
          Decrease in other liabilities                 (8,236)   (6,975)
          Increase in deferred federal
           income taxes                                    822     1,661
          Increase in other assets                        (464)   (1,478)

          Other, net                                       865    (1,446)

          Net cash (used in) provided by operating
           activities                                 $(12,014) $   (767)



                   (See Notes to Consolidated Financial Statements)



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)



                              (In thousands of dollars)
                                                        3 Months Ended
                                                           Sept 30,
          CASH FLOWS FROM INVESTING ACTIVITIES          1996      1995

          Investments purchased                       $(20,633) $ (2,703)
          Proceeds from sale and maturities of
           investments                                  15,905    12,054
          Net change in short-term investments          13,533   (11,080)
          Issuance of notes to affiliate                   -0-       -0-
          Payment for purchase of insurance sub-
           sidiary, net of cash acquired                   -0-       -0-
          Purchase & retirement of equipment, net            7       247

          Net cash provided by (used in)
           investing activities                          8,812    (1,482)

          CASH FLOWS FROM FINANCING ACTIVITIES

          Issuance of common stock                          74        72

          Repayment of debt                             (5,000)      -0-

          Net cash (used in) provided by
           financing activities                         (4,926)       72

          Net decrease in cash and cash
           equivalents                                  (8,128)   (2,177)


          Cash and cash equivalents, beginning of
           period                                        9,525     3,295

          Cash and cash equivalents, end of period    $  1,397  $  1,118


                   (See Notes to Consolidated Financial Statements)


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                              (in thousands of dollars)


                                                        9 Months Ended
                                                            Sept 30,
          CASH FLOWS FROM OPERATING ACTIVITIES          1996      1995
        Net Income                                  $ 23,951  $  7,688

          Adjustments to reconcile net income to net
           cash (used in) provided by operating
           activities:
          Amortization of present value of future
           profits of acquired businesses                1,834     4,584
          Amortization of deferred policy acquisition
           costs                                         1,963     2,749
          Depreciation                                     -0-       -0-
          Net gain on sales of investments             (23,732)      -0-
          Financing costs amortized                        783       607

          Changes in assets and liabilities:
          (Increase) decrease in accrued investment
           income                                       (1,329)    1,081
          (Increase) decrease in agent advances
           and other receivables                        (8,115)    6,527
          Policy acquisition costs deferred             (3,625)   (1,549)
          Decrease in policy liabilities
           and contract holder deposit funds           (13,482)  (22,327)
          Increase (decrease) in other
           policyholders' funds                             35      (309)
          Decrease in other liabilities                 (9,669)   (7,029)
          (Decrease) increase in deferred federal
           income taxes                                 (5,800)   16,141
          Increase in other assets                      (1,901)   (2,496)

          Other, net                                     7,520    (2,303)

          Net cash (used in) provided by
           operating activities                       $(31,567) $  3,364


                   (See Notes to Consolidated Financial Statements)


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                              (In thousands of dollars)




                                                        9 Months Ended
                                                            Sept 30,
          CASH FLOWS FROM INVESTING ACTIVITIES          1996      1995

          Investments purchased                       $(43,908) $(17,561)
          Proceeds from sale and maturities of
           investments                                  96,970    18,682
          Net change in short-term investments           7,918    10,916
          Issuance of notes to affiliate                  (253)      -0-
          Payment for purchase of insurance
           subsidiary, net of cash acquired                -0-   (17,492)
          Purchase & retirement of equipment, net           27        10

          Net cash provided by (used in)
           investing activities                         60,754    (5,445)

          CASH FLOWS FROM FINANCING ACTIVITIES

          Issuance of common stock                         114       336

          Issuance of senior loan                          -0-    15,000

          Repayment of debt                            (34,441)  (17,700)

          Net cash used in financing activities        (34,327)   (2,364)

          Net decrease in cash and cash
           equivalents                                  (5,140)   (4,445)

          Cash and cash equivalents, beginning of
           period                                        6,537     5,563

          Cash and cash equivalents, end of period    $  1,397  $  1,118


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

          Sale of Home Office Building

          Net income for the first nine months of 1996 includes $15.3 million resulting from the sale during the first quarter of 1996 of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, was retained and reinvested by Investors-NA. The balance of the proceeds of the sale, net of federal income tax, was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996.


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


          Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations:

          For the nine-month period ended September 30, 1996, ILCO's net income was $23,951,000 ($4.53 per common share), as compared to $7,688,000 ($1.52 per common share) for the similar period in 1995.

          Net income for the first nine months of 1996 includes $15.3 million resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors Life Insurance Company of North America ("Investors-NA"). The balance of the proceeds, net of federal income tax, of the sale was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996.

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

          The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $15.5 million at September 30, 1996, as compared to $18.4 million at September 30, 1995. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          Premium income, net of reinsurance, for the first nine months of 1996 was $7.96 million, as compared to $8.21 million in the same period of 1995. Reinsurance premiums ceded were $2.4 million in the first nine months of 1996 and $2.7 million for the first nine months of 1995.

          Earned insurance charges for the first nine months of 1996 were $32.03 million, as compared to $30.28 million for the similar period in 1995. This source of revenues is related to the universal life insurance and annuity books of business of Investors-NA.

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

          Interest expense was $2.27 million for the first nine months of 1996, as compared to $4.55 million for the similar period in 1995. The decrease is attributable to a reduction in the average principal balance of the senior loan from $65.96 million for the nine month period ending September 30, 1995 to $36.58 million for the nine month period ending September 30, 1996, as well as a decrease in the average rate of interest paid on the senior loan-7.78% for the first nine months of 1996 as compared to 8.72% for the same period in 1995.

          The increase in interest rates during the first nine months of 1996, which was related to general economic conditions, had a negative effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of September 30, 1996, the market value of the fixed maturities available for sale segment was $461.6 million, representing a net unrealized loss of $4.6 million over amortized cost. Such decrease reflects unrealized losses on such investments. The net of tax effect of this decrease has been recorded as a reduction in shareholders' equity.

          In January, 1995, ILCO, through Investors-NA, purchased, as an investment property, an office building project known as One Bridgepoint Office Square in Austin, Texas, for a cash purchase price of $9.75 million. The property consists of 20 acres of land, with four office building sites and two sites for parking garages. At the time of the purchase, the first stage of the development had already been completed, consisting of a five-story office building with 83,474 square feet of rentable space and a 550-car parking garage. That stage of the development was completed in 1986. In the fourth quarter of 1995, construction commenced on a second building on the site, with 110,000 square feet of rentable space, and the second parking garage. The second phase of the project was completed in the summer of 1996 and is fully rented. In the first quarter of 1996, construction commenced on the third building on the site, with approximately 81,000 square feet of rentable space. This third phase is projected to be finished in late 1996, and is more than 50% rented. A fourth building, with approximately 92,000 square feet of rentable space, is currently under construction, with an expected completion date in the fourth quarter of 1997.

                                Results of Operations

          For the three-month period ended September 30, 1996, the Company's income from operations before Federal income taxes was $4,573,000 on revenues of $29,474,000, as compared to $3,772,000, on revenues of $30,453,000 for the same period in 1995.

          For the three-month period ended September 30, 1996, the lapse rate with respect to universal life insurance policies increased from the lapse rate experienced in the similar period in 1995. The rate for the 1996 period was 9.27%, as compared to 7.88% in the 1995 period. The lapse rate with respect to traditional (non-universal) life insurance policies increased slightly from the levels experienced in the third quarter of 1995. The rate for the three-month period ended September 30, 1996 was 7.77%, as
          compared to    7.10% in the similar period in 1995.  The lapse
          rates experienced during these periods were within the ranges anticipated by management.


                           Liquidity and Capital Resources

          ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiaries - Investors-IN and InterContinental Life Insurance Company ("ILIC"). ILCO's primary source of funds consists of payments under two Surplus Debentures from Investors-NA.

          As of December 31, 1995, the outstanding principal balance of the ILCO's senior loan obligations was $59.4 million. In January, 1996, the Company made a scheduled payment of $4.5 million under its Senior Loan. In March, 1996, the Company made the scheduled payments for April 1st and July 1st, totaling $9 million. At that same time, the Company made a payment of $941,000, an additional payment under the terms of the loan applied to the principal balance. On April 1, 1996, an optional principal payment in the amount of $15 million was made. In July, 1996, the Company made the principal payment for October 1st ($4.5 million), plus an optional principal payment of $0.5 million, thereby reducing the total amount of the outstanding Senior Loan to $24.94 million.

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company ("Standard Life") and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. The terms of the merger were approved by the Insurance Commissioner of the State of Washington, the State of domicile of Investors-NA. As of September 30, 1996, the outstanding principal balance of the
          Surplus Debentures was $6.4   million and $35.5 million,
          respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1996, the statutory capital and surplus of Investors-NA was $54.3 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

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

          ILCO's net cash flow (used in) provided by operating activities was $(31.6) million for the nine month period ended September 30, 1996, as compared to $3.4 million for the same period in 1995. This change is primarily due to fluctuations in the amount of deferred federal income tax related to the market value of investment assets that are fixed maturities available for sale and to the net gain realized in connection with the sale of the Austin Centre.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                     Investments

          As of September 30, 1996, the carrying value of the Company's invested assets totaled $645.6 million, as compared to $669.5 million as of December 31, 1995. The decrease in invested assets is primarily attributable to a decrease in the market value of
          the fixed maturities segment of invested assets.   The level of
          short-term investments as of September 30, 1996 was $78.1 million, as compared to $86.0 million as of December 31, 1995.

          The fixed maturities available for sale portion of invested assets at September 30, 1996 was $461.6 million. The amortized cost of the fixed maturities available for sale segment as of September 30, 1996 was $466.2 million, representing a net unrealized loss of $4.6 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policy holder liabilities.

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

          The Company's fixed maturities portfolio (including short-term investments), as of September 30, 1996, included a non-material amount (1.07% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. For the year ended December 31, 1995, the percentage was 1.1%.

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

                          INTERCONTINENTAL LIFE CORPORATION
          PART II

          ITEM 6(A)

          Net income per share is based on the weighted average common and common equivalent shares outstanding during each year.


                                      3 Months Ended     9 Months Ended
                                         Sept 30,           Sept 30,
                                      1996      1995      1996      1995
                                                (in thousands)


          Net income                $ 2,973   $  2,498  $ 23,951  $  7,688


          Interest expense reduc-
           tion net of income tax
           effect                       181        162       524       484

          Net income available to
           common shareholders      $ 3,154   $  2,660  $ 24,475  $  8,172

          Divide by:
           Common shares out-
            standing, treasury
            stock                     4,207      4,145     4,207     4,145
           Dilutive common share
            equivalents               1,154      1,227     1,193     1,227


          Common stock and common
           stock equivalents          5,361      5,372     5,400     5,372

          Net income per share
           available to common
           shareholders             $   .59   $    .50  $   4.53  $   1.52



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


          Date:  November 14, 1996