Form 10-K
period 1996-12-31
INTERCONTINENTAL LIFE CORP
filed 1997-03-28
CIK 50982

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 1996

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

          YES   X    NO

          The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 14, 1997, based on the closing sales price in The Nasdaq Small-Cap Market ($14.50 per share), was $31,302,753.

          As of March 14, 1997, Registrant had 4,258,829 shares of its Common Stock outstanding (excluding shares held in Treasury and not entitled to vote).

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

          The Company is principally engaged, through its subsidiaries, in administering existing portfolios of life insurance policies, credit life and disability insurance policies and annuity products. It also administers an in-force book of health insurance business. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents.

          The Company is controlled by Financial Industries Corporation ("FIC"), a life insurance holding company, through FIC's ownership of approximately 46% of the Company's outstanding Common Stock. FIC also holds options to acquire additional shares, which, if exercised, would result in FIC's owning approximately 61.5% of the Company's outstanding shares. FIC, ILCO and their insurance subsidiaries have substantially identical managements, and a majority of the directors of ILCO are also directors of FIC and ILCO's and FIC's insurance subsidiaries. Officers allocate their time between ILCO and FIC in accordance with the comparative requirements of both companies and their subsidiaries. Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, the Company and their insurance subsidiaries, owns approximately 34% of the outstanding shares of FIC's common stock. FIC owns Family Life Insurance Company, a Washington domiciled underwriter of mortgage protection life insurance.

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

          Acquisition of Investors-NA and Investors-CA. In December 1988, the Company, through Standard Life, purchased Investors-CA and Investors-NA from CIGNA Corporation for a purchase price of $140 million. The Company obtained the funds used for the acquisition from: (a) a senior loan in the amount of $125,000,000 (maturity date December 31, 1996, payable in twenty -seven quarterly installments of $4 million each, commencing on July 1, 1989, followed by four quarterly installments of $4.25 million each) provided by six financial institutions, (b) a $10,000,000 subordinated loan (a nine-year note, with an interest rate of 13.25%) provided by two insurance and financial service organizations and (c) the sale of $5,000,000 of Class A Preferred Stock (principal amount of $5 million; dividend rate of 13.25%) to CIGNA and $15,000,000 of Class B Preferred Stock (principal amount of $15 million; dividend rate of 13.25%) to the subordinated lenders. Approximately $15,000,000 of these funds were used to discharge the Standard Term Loan. The balance of these funds were loaned by the Company to Standard Life. To evidence this indebtedness, Standard Life issued a $140,000,000 surplus debenture to the Company. In connection with the subordinated debt and preferred stock financing, the Company issued detachable warrants entitling the holders to purchase 1,107,480 shares of the Company's Common Stock at $3.33 per share.

          In May 1990, the Company effected an exchange agreement with the holders of its Class A Preferred Stock and its Class B Preferred Stock . Under the provisions of the exchange agreement, the holders of the Class A Preferred Stock received $5 million principal amount of a 13.25% 1998 Series Subordinated Notes, due November 1, 1998, together with a make whole amount equal to 13.25% of the then outstanding balance of the Note. The holders of the Class B Preferred Stock received $15 million principal amount of a 13.25% 1999 Series Subordinated Notes, due November 1, 1999.

          The Company prepaid the subordinated debt and purchased the warrants in early 1993. See "Senior Loan".

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

          Pending Acquisition. On March 25, 1997, ILCO and Investors-IN entered into an agreement to acquire State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for a cash purchase price of $11.8
          million, subject  to  certain post-closing  adjustments.       In
          connection with this transaction, the bank group participating in the Senior Loan has agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral would result in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life would be merged into Investors-IN. The closing of the transaction, which is expected to occur during the second quarter of 1997, is subject to regulatory approvals.

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

          The Company's centralized management techniques resulted in significant employee reductions and expense savings in the three life insurance companies acquired by the Company in 1986 and 1988. During 1996, the general insurance expenses of the Company's insurance subsidiaries were $12,008,160, as compared to $13,737,883 in 1995 and $12,865,000 in 1994. The increase in
          1995, as compared to 1994, resulted primarily from increased marketing expenses incurred by Investors-NA in 1995 and ILCO's acquisition of Investors-IN in early 1995. The attainment of this level of cost reduction has contributed significantly to the achievement of the current level of profitability. Management is committed to maintaining the general insurance expenses of the Company's insurance subsidiaries at a level which will generate an acceptable level of profitability while maintaining the competitive pricing of their insurance products.

          In  June  1991,  FIC  acquired  Family  Life  Insurance  Company.
          Following the acquisition of Family Life by FIC, management integrated the sales, marketing, underwriting, accounting, contract and licensing, investments, personnel, data processing, home office support and other departments of Family Life and the life insurance subsidiaries of ILCO. Management believes this integration has resulted in cost savings for ILCO's insurance subsidiaries and Family Life. During 1992, the Company's insurance operations were centralized at the Company's headquarters in Austin, Texas, with the exception of certain services performed in Seattle, Washington. Management believes that relocating administrative functions to Austin has reduced costs and improved the efficiency of the insurance companies' operations. The number of employees within the Company and its subsidiaries (including employees who also perform administrative services for Family Life) was approximately 332 at December 31, 1996.

          Principal Products

          The Company's insurance subsidiaries are engaged primarily in administering existing portfolios of life insurance and accident and health insurance policies and annuity products. Approximately 74.5% of the total collected premiums for 1996 were derived primarily from renewal premiums on insurance policies and annuity products sold by the insurance subsidiaries prior to their acquisition by the Company.

          The Company's insurance subsidiaries are also engaged in marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. These products are marketed through independent, non-exclusive general agents.

          The products currently being distributed include several versions of universal life insurance and interest-sensitive whole life insurance. Under a whole life insurance policy, the policyholder pays a level premium over his or her expected lifetime. The policy combines life insurance protection with a savings plan that gradually increases in amount over a period of several years. The universal and interest-sensitive whole life insurance policies of the Company's insurance subsidiaries provide permanent life insurance which credit company-declared current interest rates. The universal life insurance portfolio of the Company's insurance subsidiaries consists primarily of flexible premium universal life insurance policies. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the date of payment and frequency of payments.

          Direct premiums received from all types of universal life products were $40.6 million in 1996, as compared to $42.3 million in 1995 and $42.0 million in 1994. Investors-NA received reinsurance premiums from Family Life of $1.6 million in 1996, pursuant to the reinsurance agreement for universal life products written by Family Life. In 1996, premium income from all life insurance products was derived from all states in which the Company's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14%), California (9.0%) New Jersey (9.0%).

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

          Two of the Company's insurance subsidiaries receive premium income from health insurance policies. In 1996, premium income from all health insurance policies was $0.9 million, as compared to $1.1 million in 1995 and $1.4 million in 1994. Premium income from health insurance in 1996 was derived from all of the states in which those two insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (23%), New Jersey (23%), and California (10%).

          Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Capital Manager Trust ("PCM Fund"), a series fund which is managed by Putnam Investment Management, Inc. As of January 1, 1997, the PCM Fund changed its name to Putnam Variable Trust. Prior to April, 1995, the underlying investment vehicle for the variable annuity contracts was the CIGNA Annuity Funds Group. A substitution of the PCM Fund for the CIGNA Funds was completed in April, 1995. The plan of substitution was approved by the Securities and Exchange Commission. Following such approval, the plan was submitted to policyholders for approval, which was obtained. During 1996, the premium income realized in connection with these variable annuity policies was $256,294, which was received from existing contract owners.

          Direct deposits from the sale of fixed annuity products were $948,000 in 1996, as compared to $1,359,000 in 1995 and
          $1,296,000 in 1994. Investors-NA received reinsurance premiums from Family Life of $3.8 million in 1996, pursuant to the reinsurance agreement for annuity products written by Family Life.

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


                                             Year Ended December 31,
          Type of Insurance            1996          1995         1994
                                                (in thousands)
          Individual:

          Life                           $15,031    $16,426    $15,721
          Accident & Health                1,035      1,218      1,435
            Total Individual Lines        16,066     17,644     17,156

          Group:

          Life                             2,018      2,594      2,226

          Accident & Health                               6        105
            Total Group Lines              2,018      2,600      2,331

          Credit:

          Life                               (85)      (222)     3,282
          Accident & Health                  (57)       240      2,296
            Total Credit Lines              (142)        18      5,578

          Total Premiums                  17,942     20,262     25,065
          Reinsurance premiums ceded      (7,962)    (8,568)   (10,748)

               Total Net Premium           9,980     11,694     14,317

          Amount Received on
          Investment
          Type Contracts                  47,135     44,130     43,372

               Total Premiums and
               Deposits Received         $57,115    $55,824    $57,689



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

          The investment objective of the Company's insurance subsidiaries emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. At December 31, 1996, only 3.9% of the Company's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 1.1% of the Company's total assets at December 31, 1996. The Company had investments in debt securities of affiliated corporations aggregating approximately $59.9 million as of December 31, 1996.

          Investments in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $260.1 million and mortgage-backed pass-through securities of $53.7 million at December 31, 1996. Mortgage-backed pass-through securities, sequential CMOs, support bonds, and z-accrual bonds, which comprised approximately 52.3% of the book value of the Company's mortgage-backed securities at December 31, 1996, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 47.7% and sequential and support classes represented approximately 35.2% of the book value of the Company's mortgage-- backed securities at December 31, 1996. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The Company does invest in z-accrual bonds, but they constituted only 3.4% of the book value of the Company's mortgage-backed securities at December 31, 1996. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company did not make additional investments in CMOs during 1996, and the current investment objectives of the Company do not contemplate additions to the portfolio of CMO investments during 1997.

          The  Company  does  not   invest  in  non-agency  mortgage-backed
          securities, which have a greater credit risk than that of agency mortgage-backed securities.

          The Company does not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At December 31, 1996, 0.6% of the total book value of mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure. During 1996, none of the Company's mortgage loans were converted to foreclosed real estate or were restructured while the Company owned them.

          Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participation. These categories accounted for approximately 1.2% of the Company's invested assets at December 31, 1996.

          Investors-NA is the owner and developer of an office complex known as Bridgepoint Square Offices. Once completed, the project will consist of four office buildings, with a total rentable space of 364,000 square feet, and two parking garages. Investors-NA purchased the 20 acre tract of land for this complex in January, 1995. At that time, the tract included one completed and fully leased office building, an adjacent parking garage, and sites for three more office buildings and a second parking garage. Since the purchase, Investors-NA has completed construction on the second parking garage and two of the remaining building sites. Construction is in progress on the fourth building, with a projected completion date in July, 1997. Three of the four buildings are fully occupied by tenants and the fourth is partially leased. Negotiations are in progress with two potential tenants to lease the remaining space in the fourth building. See Item 2. Properties.

          In May 1996, Family Life Insurance Company ("FLIC"), an indirect, 100% owned subsidiary of FIC, purchased a 7.1 acre tract adjacent to the original Bridgepoint Square tract. This second tract contained one building site and one garage site. In January, 1997, FLIC began construction on a four-story office building, with rentable space of approximately 71,500 square feet, and the parking garage, with 350 parking spaces. The projected completion date is September, 1997. Once construction on the building is completed, ILCO and its related companies will move their headquarters from the current location in the Austin Centre to the new office building. The companies will occupy approximately 50,000 square feet of the building, with the balance to be leased to a third party.

          The Company has established and staffed an investment department, which manages portfolio investments and investment accounting functions for ILCO's life insurance subsidiaries.


          Agency Operations

          ILCO's insurance subsidiaries collectively market through the "Investors" distribution system. Independent non-exclusive agents, general agents and brokers are recruited nation-wide to sell the products. Such agents and brokers also sell insurance products for companies in competition with ILCO's insurance subsidiaries. In order to attract agents and enhance the sale of its products, the Company's insurance subsidiaries pay competitive commission rates and provides other sales inducements. The Investors Sales distribution system is presently concentrating its efforts on the promotion and sale of universal life, interest-sensitive life, term life and fixed annuity products.

          Marketing and sales for all of the Company's insurance subsidiaries are directed by the Executive Vice President of Marketing and Sales. The Vice President for Investors Sales
          directs Regional Vice Presidents who are responsible for the recruitment and maintenance of the general agents and managing general agents for individual insurance sales.

          Data Processing

          Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided at a central location until November 30, 1994. Since December, 1994, all of those data processing needs have been provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc., a new subsidiary of FIC. See Item 13.- Certain Relationships and Related Transactions with Management.

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

          Reinsurance Ceded:

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

          In 1988, Investors-NA entered into a bulk reinsurance treaty under which it reinsured all of its risks under accidental death benefit policies. ILIC had previously obtained similar bulk reinsurance for accidental death benefit policies. The treaty was renegotiated with another reinsurer, with a new effective date of January 1, 1996. Effective as of January 1, 1997, the treaty was renegotiated with a different reinsurer.

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

          Reinsurance Assumed:

          In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.


          FIC's Acquisition of Control of the Company

          In January 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of March 14, 1997, FIC owned, directly and indirectly through Family Life, approximately 46% of the outstanding shares of ILCO's common stock. FIC holds options to acquire up to 1,702,155 additional shares of ILCO Common Stock. Giving effect to the exercise of those options, FIC would own, directly and indirectly through Family Life, approximately 61.5% of the outstanding shares of ILCO Common Stock. The exercise price of the options is equal to the average quoted market price of ILCO's common stock over the six month period immediately prior to exercise. In addition, in the event that any other party were to seek to acquire, without the prior approval of ILCO's Board of Directors, securities aggregating five percent or more of ILCO's outstanding common stock, FIC would have the right to acquire, under the same price formula, that number of shares of ILCO's common stock which, when added to the number of shares then owned by FIC, would amount to 51% of ILCO's outstanding common stock.

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

          The $114 million purchase price for Family Life and an additional $5 million for transaction costs, working capital and other related purposes were financed by: (a) a $50 million senior loan provided by a group of banks, (b) $44 million subordinated notes issued to the seller and its affiliates and (c) $25 million senior subordinated notes issued to Investors-CA and Investors-NA. In addition, FIC granted to Investors-CA and Investors-NA nontransferable options to purchase up to a total of 9.9% of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. As a result of the five-for-one stock split implemented by FIC, effective in November, 1996, the exercise price of the options was changed to $2.10 per share. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the subordinated loans held by Investors-NA, the expiration date of the options was extended to September 12, 2006. For a discussion of the 1996 amendments, see Item 13, Certain Relationships and Related Transactions with Management, above. In July 1993 the subordinated notes held by the seller and its affiliates were prepaid. The primary source of the funds used to prepay the subordinated debt was a new subordinated loan of $34.5 million obtained from Investors-NA. See Item 13, above.

          Senior Loan . In January, 1993, the Company prepaid all of its subordinated indebtedness and purchased and cancelled all of the warrants held by certain of its subordinated noteholders. In addition to paying the $30 million aggregate principal amount of the subordinated notes due in 1997, 1998 and 1999 plus accrued interest, the Company paid approximately $7 million of prepayment penalty, the after-tax effect of which was a charge against earnings in 1993, and approximately $8 million for the warrants, which was a charge directly against retained earnings. The warrants had entitled the holders to purchase 1,107,480 shares of the Company's Common Stock (approximately 24% of the outstanding shares) at an exercise price of $3.33 per share. The currently estimated price that the warrant holders could have required the Company to pay for the warrants upon exercise of their put option was approximately $29.9 million. The earliest that the put option could have been exercised was December 1993, if such exercise would not have resulted in a default under the Senior Loan at that time. The purchase and cancellation of the warrants reduced the number of the Company's outstanding shares of common stock and common stock equivalents used in the computation of its earnings per share from approximately 7,147,000 shares to approximately 6,040,000 shares. This adjustment in common stock equivalents affected earnings per share for periods after January 29, 1993.

          The primary source of the funds used to prepay the subordinated debt and to purchase the warrants was an increase in the outstanding balance of the Company's existing senior loan obligation from $60 million to $110 million pursuant to an amended and restated credit agreement that the Company entered into on January 29, 1993 with certain banks, including the same agent bank as in the bank group which provided the senior loan used in connection with the 1988 acquisition of Investors-NA and Investors-CA (the "Senior Loan"). The Company's prepayment of subordinated debt, purchase of warrants and increase in senior bank indebtedness are referred to herein as the "Refinancing". The terms of the amended and restated credit facility ("Senior Loan") are substantially the same as the terms and provisions of the original senior loan which was provided to the Company in 1988. The interest rate on the $30 million subordinated debt that was replaced by the New Senior Loan was 13.25%. The average interest rate paid by the Company on its Senior Loan was approximately 7.04% during 1994, 8.63% during 1995 and 7.76% during 1996. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan. On February 14, 1995, the Company borrowed an additional $15 million under the Senior Loan to help finance the acquisition of Investors-IN, and the maturity date of the Senior Loan was further extended to July 1, 1999.

          As of December 31, 1995, the outstanding principal balance of the ILCO's senior loan obligations was $59.4 million. In January, 1996, the Company made a scheduled payment of $4.5 million under its Senior Loan. In March, 1996, the Company made the scheduled payments for April 1st and July 1st, totaling $9 million. At that same time, the Company made a payment of $941,000, an additional payment under the terms of the loan applied to the principal balance. On April 1, 1996, an optional principal payment in the amount of $15 million was made, which resulted in advancing the scheduled payoff date of the Senior Loan to April 1, 1998. In July, 1996, the Company made the principal payment for October 1st ($4.5 million), plus an optional principal payment of $0.5 million.

          The Senior Loan is a secured and guaranteed six and one-half year term loan. A required $26 million principal payment was made on April 1, 1993. Thereafter, the principal is payable in twenty two quarterly installments of $4.5 million each, commencing on April 1, 1994 and ending on July 1, 1999. The Company is required to make mandatory payments on the Senior Loan equal to (a) 100% of the net proceeds from the issuance of the Company's capital stock or debt securities and (b) the applicable percentage of the Company's annual Excess Cash Flow: 100%, if the outstanding principal balance of the New Senior Loan exceeds $75 million; 75%, if the outstanding balance exceeds $50 million but is equal to or less than $75 million; or 50%, if the outstanding balance is equal to or less than $50 million. Excess Cash Flow is the excess of (i) the sum of the Company's cash and cash equivalents, principal and interest received by the Company from surplus debentures, cash dividends received by the Company and interest income on the Company's cash equivalents over (ii) the sum of principal and interest paid on the Company's indebtedness, operating expenses, taxes actually paid and $5 million.

          The Senior Loan bears interest, at the option of the Company, at a rate per annum equal to (i) the Alternate Base Rate (as defined below) plus the Applicable Margin (as defined below), or (ii) LIBOR (adjusted for reserves) for interest periods of 1, 2, 3 or 6 months plus the Applicable Margin. LIBOR is London Inter-Bank Offered Rates. The Alternate Base Rate for any day is the higher of (a) the agent bank's corporate base rate as announced from time to time and (b) the federal funds rate as published by the Federal Reserve Bank of New York plus 0.5%. The Applicable Margin, depending on the outstanding principal balance of the Senior Loan, ranges from 0.5% to 1.25% for loans that bear interest based upon the Alternate Base Rate and from 1.75% to 2.5% for loans that bear interest based upon LIBOR. The initial Applicable Margin for Alternate Base Rate loans is 1.25% and the initial Applicable Margin for LIBOR loans is 2.5%.

          The obligations of the Company under the Senior Loan are secured by: (1) all of the outstanding shares of stock of Investors-NA,
          (2) a $15,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $5,706,000 as of December 31, 1996 and (3) a $140,000,000
          surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $32,840,000 as of December 31, 1996. The obligations of the Company under the Senior Loan are guaranteed by FIC.

          The Senior Loan prohibits the payment by the Company of cash dividends on the Common Stock and contains covenants, including restrictive covenants that impose limitations on the Company's and its subsidiaries' ability to, among other things: (i) make investments; (ii) create or incur additional debt; (iii) engage in businesses other than their present and related businesses;
          (iv) create or incur additional liens; (v) incur contingent obligations; (vi) dispose of assets, (vii) enter into transactions with affiliated companies; and (viii) make capital expenditures; and various financial covenants, including covenants requiring the maintenance of a minimum cash flow coverage ratio, minimum consolidated net worth and minimum statutory surplus of subsidiaries, and a minimum ratio (360%) of
          (i) the sum of the statutory capital and surplus, the asset valuation reserve and one-half of the dividend liability pertaining to participating policies of each insurance company subsidiary to (ii) its respective Authorized Control Level RBC (see "Regulation").

          The Senior Loan specifies events of default, including, but not limited to, failure to pay amounts under the Senior Loan documents when due; defaults or violation of covenants under other indebtedness; defaults under the loans made by Investors-NA to subsidiaries of FIC; the loss of any license of an insurance subsidiary of the Company which would have a material adverse effect on the Company; defaults under the FIC guaranty agreement; changes in ownership or control of FIC or the Company by its controlling person, Roy F. Mitte, or in the Company by FIC; and the occurrence of certain events of bankruptcy. If Mr. Mitte ceases to control the management of the Company solely by reason of (i) his death or (ii) his permanent inability to perform his usual and customary duties on a full-time basis on behalf of the Company and FIC as the result of physical or mental infirmity, a default will occur, and the banks holding in the aggregate at least 66 2/3% of the outstanding balance of the Senior Loan may, on or after 180 days after the date on which such default occurs, declare the Senior Loan immediately due and payable. Mr. Mitte's ability to communicate and his mobility are impaired as a result of a stroke he suffered in May 1991. However, Mr. Mitte continues to control the management of the Company, and Mr. Mitte's impairments did not constitute a default under the Senior Loan. See Item 10(b)-Executive Officers of the Registrant.

          The outstanding principal balance of the Senior Loan was $24.94 million as of December 31, 1996.

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

          Risk-Based Capital Requirements. Effective for the 1993 calendar year, the National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with; (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The states will use the RBC formula as an early warning tool to discover potential weakly capitalized companies for the purpose of initiating regulatory action. The RBC requirements are not intended to be a basis for ranking the relative financial strength of insurance companies. In addition, the formula defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by-state basis.

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

          Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 1996 indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries is above 480% of its respective Authorized Control Level RBC.

          Solvency Laws Assessments. The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. The occurrence and amount of such assessments have increased in recent years. The net amount of such assessment for the Company's insurance subsidiaries was approximately $100,165 in the year ended December 31, 1996 That amount is net of the amounts that can be offset against future premium taxes. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

          Surplus Debentures and Dividends. The principal sources of cash for the Company to make payments of principal and interest on the Senior Loan are payments under the surplus debentures of Investors-NA (a Washington-domiciled corporation).

          The surplus debentures were originally issued by Standard Life. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the surplus debentures. Under the provisions of the surplus debentures and current law, Investors-NA can pay interest and principal on the surplus debentures without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million. As of December 31, 1996, the statutory surplus of Investors-NA was $53,773,628. Investors-NA does give five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debentures in accordance with an agreement between Investors-NA and the Department. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the surplus debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

          Pursuant to the surplus debentures Investors-NA paid to the Company principal and interest on the surplus debentures of $26,224,640 in 1994, $22,749,576 in 1995 and $36,288,469 in 1996.

          In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of December 31, 1996, Investors-NA had earned surplus of $5,205,100. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

          ILIC is  domiciled in  the  State of  New Jersey.  Under the  New
          Jersey insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Any dividend must be paid from earned surplus. A proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is treated as an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. ILIC had earned surplus of $4,566,338 at December 31, 1996.

          Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under
          Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $11,525,153 at December 31, 1996.


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

          Federal Income Taxation

          The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Investors Life-NA can pay to the Company. For the years ended December 31, 1994, 1995 and 1996, the increases (decreases) in the current income tax provisions of the Company's insurance subsidiaries due to this change were $88,505, ($118,480) and ($90,413), respectively. The change has a negative tax effect for statutory accounting purposes when the premium income of the Company's insurance subsidiaries increases, but has a positive tax effect when their premium income decreases.

                                 Segment Information

          The principal operations of the Company's insurance subsidiaries are the underwriting of life insurance and annuities. Accordingly, no separate segment information is required to be provided by the Registrant for the three-year period ending December 31, 1996.

          Item 2. Properties

          The Registrant's headquarters are currently located at Austin Centre, 701 Brazos, Suite 1400, Austin, Texas. Investors-NA purchased Austin Centre, an office-hotel property in downtown Austin in August 1991 for a purchase price of $31,275,000 from an unrelated seller that had previously acquired the property through foreclosure. Austin Centre covers a full city block and is a sixteen story mixed use development consisting of 343,664 square feet of office/retail space (predominately office space), a 314 room hotel and 61 luxury apartments, all united by a 200 foot high glass atrium. The project was completed in October 1986.

          In September 1995, Investors-NA entered into a contract to sell Austin Centre to an Austin-based real estate investment firm for a purchase price of $62.675 million, less $1 million to be paid to a capital reserve account for the purchaser. The sale was consummated on March 29, 1996. A portion of the sale proceeds equal to the amount that Investors-NA presently had invested in Austin Centre were retained and reinvested by Investors-NA. The balance of the net proceeds of the sale were used to reduce ILCO's bank indebtedness by approximately $15 million.

          On January 31, 1995, ILCO, through Investors-NA, purchased, as an investment property, an office building project known as Bridgepoint Office Square in Austin, Texas for a cash purchase price of $9.75 million. The property consists of 20 acres of land with four office building sites and two parking structure sites. The first phase of development of the property was completed in 1986 and consists of a five-story office building with 83,474 square feet of rentable space and a 550-car parking garage. The office space is fully rented.

          In the fourth quarter of 1995, construction began on the second office building, containing approximately 109,000 rentable square feet, and the other parking garage containing approximately 871 spaces. That phase of the project was completed in September 1996, and is 100% leased to a major tenant in the technology business.

          In  March  1996,  construction  commenced  on  the  third  office building, with approximately 81,000 rentable square feet of office space and was completed in December, 1996. Investors-NA leased approximately 43,000 square feet of the third office building to the same tenant which leased all of the space in the second building. The remaining space was leased in October, 1996 to a major tenant also in the technology business.

          Construction began on the fourth building in July 1996, with a projected completion date of July, 1997. The fourth building contains approximately 92,459 rentable square feet. In September of 1996, approximately 23,619 rentable square feet were leased to an oil and gas company. Another 10,000 square feet was leased in March, 1997, to a company involved in the technology field. Investors-NA is currently negotiating with two other potential tenants to lease the remainder of the rentable square feet in the fourth building.

          On May 3, 1996, Family Life Insurance Company, an indirect, 100% owned subsidiary of FIC, purchased a tract of land adjoining the Bridgepoint Office Square tract for a cash purchase price of $1.3 million. The property consists of 7.1 acres of land with one office building site and one parking structure site. FLIC began construction of the fifth building (known as "Bridgepoint Five") on the new site in January 1997. The building, which will have approximately 71,500 square feet of rentable space, is currently projected to be completed in September, 1997. Following completion of the building, ILCO and its related companies will vacate their current headquarters in the Austin Centre and move them to Bridgepoint Five. ILCO and its related companies will occupy approximately 50,000 rentable square feet. FLIC is currently seeking tenants to occupy the remainder of the rentable square feet in the fifth building.

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

          Investors-NA owns an office building, located at 206 West Pearl Street, Jackson, Mississippi. This building is 67 years old and contains approximately 85,000 square feet of office space. Investors-NA currently occupies a nominal portion of the space in this property and leases space to various commercial tenants.

          The Company believes that its properties and leased space are adequate to meet its foreseeable requirements.

          Item 3. Legal Proceedings

          The Company and Investors-NA are defendants in a lawsuit which was filed in October, 1996, in Travis County, Texas. CIGNA Corporation, an unrelated company, is also a named defendant in the lawsuit. The named plaintiffs in the suit (a husband and wife), allege that the universal life insurance policies sold to them by INA Life Insurance Company (a company which was merged into Investors-NA in 1992) utilized unfair sales practices. The named plaintiffs seek reformation of the life insurance contracts and an unspecified amount of damages. The named plaintiffs also seek a class action as to similarly situated individuals. No certification of a class has been granted as of the date hereof. The Company believes that the suit is without merit and intends to vigorously defend this matter.

          Item 4. Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of security holders.

                                       PART II

          Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

          A. Market Information

          The following table sets forth the quarterly high and low sales prices for the Company's Common Stock in The Nasdaq Small-Cap Market for 1996 and 1995.

                                                       Prices
                                             High                Low

          1996:

          1st Quarter. . . . . . .           $15.50              $12.50
          2nd Quarter. . . . . . .            16.25               13.375
          3rd Quarter. . . . . . .            15.25               11.50
          4th Quarter. . . . . . .            14.25               12.00

          1995:

          1st Quarter. . . . . . .           $13.50              $10.00
          2nd Quarter. . . . . . .            13.00               10.75
          3rd Quarter. . . . . . .            12.00               10.25
          4th Quarter. . . . . . .            13.25               10.25

          The Common Stock of the Company is traded in The Nasdaq Small-Cap Market (NASDAQ Symbol: ILC0). Quotations are furnished by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

          B. Holders

          The approximate number of record holders of the Common Stock of the Registrant as of March 14, 1997 was 1,537.

          C. Dividends

          No dividend was declared or paid by the Company during 1994, 1995 or 1996. Under the terms of its Senior Loan the Company is not permitted to declare or pay any dividends on its Common Stock during the loan term. A more detailed discussion of the Senior Loan is set forth in Item 1 hereof.

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

                                   Years Ended December 31,

                          1996        1995        1994      1993        1992

       Revenues        $  138,244  $  122,390 $  114,842 $  117,843 $  139,009

       Benefits &
       Expenses            96,801     105,907     99,142    100,525    117,568

       Income from
       operations          41,443      16,483     15,700     17,318     21,441

       Provision for
       federal income
       taxes               14,505       5,769      5,783      5,118      7,540

       Net Income
       before extra-
       ordinary item
       and cumulative
       effect of
       change in
       accounting
       principle           26,938      10,714      9,917     12,200     13,901

       Extraordinary
       Item                   -0-         -0-        -0-    (6 253)        -0-

       Net Income
       before
       cumulative
       effect of
       change in
       accounting
       principle           26,938      10,714      9,917      5,947     13,901

       Cumulative
       effect of
       change in
       accounting
       principle              -0-         -0-        -0-    (2,600)        -0-

       Net Income      $   26,938  $   10,714 $    9,917 $    3,347 $   13,901

       Common
       Stock and
       Common  Stock
       Equivalents          5,380       5,389      5,378      5,858     7,052

       Net Income per
       share before
       extraordinary
       item and
       cumulative
       effect of
       change in
       accounting
       principle       $     5.12  $     2.11  $    1.93 $     2.20 $     2.06

       Extraordinary
       Item                   -0-         -0-        -0-      (1.07)       -0-

       Net  income per
       share before
       cumulative
       effect of
       change in
       accounting
       principle             5.12        2.11      1.93        1.13      2.06

       Cumulative
       effect of
       change in
       accounting
       principle             -0-         -0-        -0-        (.44)      -0-

       Net income per
       share           $     5.12  $     2.11 $    1.93  $      .69 $     2.06

       Cash Dividend         -0-         -0-        -0-         -0-       -0-

       Long Term Debt  $   24,944  $   59,385 $  66,585  $   84,000 $   90,325

       Total Assets    $1,263,942  $1,315,293 $1,148,994 $1,266.941 $1,286,733

               1 Net income per share for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 included the dilutive effect resulting from the increase in the market price of the Company's common stock. Such increase requires that outstanding common share equivalents be taken into account in determining net income per share. See "Notes to Consolidated Financial Statements" for a description of the manner of calculation of common share equivalents.


          Item 7.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          For the year ended December 31, 1996, ILCO's net income from operations was $26,938,000 ($5.12 per common share) as compared to $10,714,000 ($2.11 per common share) in 1995 and $9,917,000
          ($1.93 per common share) in 1994.

          Net income for 1996 includes $15.3 million resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors Life Insurance Company of North America ("Investors-NA"). The balance of the proceeds, net of federal income tax, of the sale was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996.

          The results for 1996, and for that portion of 1995 beginning on February 14th, include the operations of Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company). Investors Life Insurance Company of Indiana ("Investors-IN") was purchased by ILCO and Investors Life Insurance Company of North America ("Investors-NA") for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. The name change was completed in May, 1995.

          The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $21,624,112 at December 31, 1996, as compared to $24,511,342 at December 31, 1995 and $21,119,689 at December
          31, 1994. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

          The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

          Premium income, net of reinsurance, for the year 1996 $9.98 million, as compared to $11.69 million in 1995 and $14.31 million in 1994. Reinsurance premiums ceded were $8.0 million, as compared to $8.5 million in 1995 and $10.9 million in 1994.

          Earned insurance charges for the year ended December 31, 1996 were $42.24 million, as compared to $42.32 million for 1995 and $39.37 million for 1994. This source of revenues is related to the universal life insurance and annuity book of business of Investors-NA.

          In 1995, Investors-NA entered into a reinsurance agreement with Family Life Insurance Company (an insurance company subsidiary of Financial Industries Corporation and an affiliated company of Investors-NA), pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

          Interest expense was $2.8 million for the year 1996, as compared to $5.7 million for the year 1995 and $5.2 million in 1994. The decrease is attributable to a reduction in the average principal balance of the senior loan from $64.4 million for the year ending December 31, 1995 to $33.7 million for the year ending December 31, 1996, as well as a decrease in the average rate of interest paid on the senior loan - 7.76% for the year 1996, as compared to 8.63% for the year 1995.

          The decline in long-term interest rates during 1996, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of December 31, 1996, the market value of the fixed maturities available for sale segment was $453.9 million as compared to an amortized cost of $451.6 million, or an unrealized gain $2.3 million. The net of tax effect of this increase has been recorded as an increase in shareholders' equity. There is no assurance that this unrealized gain will be realized in the future.

          Investors-NA is the owner and developer of an office complex known as Bridgepoint Square Offices. Once completed, the project will consist of four office buildings, with a total rentable space of 364,000 square feet, and two parking garages. Investors-NA purchased the 20 acre tract of land for this complex in January, 1995, for a cash purchase price of $9.75 million. At that time, the tract included one completed and fully leased office building, an adjacent parking garage, and sites for three more office buildings and a second parking garage. Since the purchase, Investors-NA has completed construction on the second parking garage and two of the remaining building sites. Construction is in progress on the fourth building, with a projected completion date in July, 1997. Three of the four buildings are fully occupied by tenants and the fourth is partially leased. Negotiations are in progress with two potential tenants to lease the remaining space in the fourth building. Upon completion of the project, the investment of Investors-NA will be approximately $46 million.


                                Results of Operations

          For the year ended December 31, 1996, the Company's income from operations before Federal income taxes was $41,443,000 on revenues of $138,244,000, as compared to $16,483,000 on revenues of $122,390,000 for the year 1995 and $15,700,000 on revenues of $114,842,000 in 1994.

          During  1996,  the  lapse rate  with  respect  to universal  life insurance policies increased slightly from the lapse rate experienced in 1995. The rate in 1996 was 9.0%, as compared to 8.8% in 1995. The lapse rate with respect to traditional (non-universal) life insurance policies decreased from the levels experienced in 1995. The rate in 1996 was 8.0%. as compared to 8.8% in 1995. The lapse rates experienced during the 1996 period were within the ranges anticipated by management.


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

          ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of December 31, 1996, the outstanding principal balance of the Surplus Debentures was $5.7 million and $32.8 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1996, the statutory surplus of Investors-NA was $53,773,628, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

          In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of December 31, 1996, Investors-NA had earned surplus of $5,205,148. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

          ILIC  is domiciled  in the  State of  New Jersey.  Under  the New
          Jersey insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Any dividend must be paid from earned surplus. A proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is treated as an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. ILIC had earned surplus of $4,566,338 at December 31, 1996.

          Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $11,525,153 at December 31, 1996.

          ILCO's net cash flow provided by (used in) operating activities was ($23.46) million, as compared to $10.3 million for the year ended December 31, 1995 and ($15.3) million for the same period in 1994. This change is primarily due to fluctuations in the amount of deferred federal income tax related to the market value of investment assets that are fixed maturities available for sale and the net gain realized in connection with the sale of the Austin Centre.

          Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                     Investments

          As of December 31, 1996, the book value of the Company's investment assets totaled $661.1 million, as compared to $669.5 million as of December 31, 1995. Total assets as of December 31, 1996 ($1.26 billion) decreased from the level as of December 31,
          1995 ($1.32   billion).

          The level of short-term investments at the end of 1996 was $91.6 million, as compared to $86.0 million at the end of 1995.

          The fixed maturities available for sale portion of invested assets at December 31, 1996 was $453.9 million. The amortized cost of the fixed maturities available for sale segment as of December 31, 1996 was $451.6 million, representing a net unrealized gain of $2.3 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

          The assets held by ILCO's life insurance subsidiaries must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates.  This objectiveis implemented by selectingprimarily short-
           to medium-term,  investment grade  fixed income securities.   In
          making such portfolio selections,  the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade."

          The Company's fixed maturities portfolio (including short-term investments), as of December 31, 1996, included a non-material amount (1.1% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. For the year ended December 31, 1995, the comparable percentage was 1.1%. The majority of these non-investment grade investments are concentrated in the medium quality (or "3") category, with only 0.7% receiving an NAIC rating of "4" (low quality) or below as of December 31, 1996, as compared to 1.5% as of December 31, 1995.

          The consolidated balance sheets of the Company as of December 31, 1996 include $59.9 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $1.9 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iv) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above. As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

          The NAIC continued its rating of "3" to the "Notes receivable from affiliates", as amended. These loans have not been included in the preceding description of NAIC rating percentages.

          Management believes that the absence of any material amounts of "high-yield" or "non-investment grade" investments (as defined above) in the portfolios of its life insurance subsidiaries enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.


                               Accounting Developments


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

          The Company adopted FAS No. 123 during 1996, and will continue to account for stock-based compensation under the intrinsic value based method and disclose the impact of the fair value method in the notes to its financial statements.

                                   Subsequent Event

          On March 25, 1997, ILCO and Investors-IN entered into an agreement to acquire State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for a cash purchase price of $11.8 million, subject to certain post-closing adjustments. In connection with this transaction, the bank group participating in the Senior Loan have agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral would result in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life would be merged into Investors-IN. The closing of the transaction, which is expected to occur during the second quarter of 1997, is subject to regulatory approvals.


          Item 8. Financial Statements and Supplementary Data

          The following Financial Statements of ILCO and its consolidated subsidiaries have been filed as part of this report:

               1.   Report   of   Price    Waterhouse   LLP,    Independent
                    Accountants, dated March 25, 1997.                  .

               2. Consolidated Balance Sheets, as of December 31, 1996 and December 31, 1995.

               3. Consolidated Statements of Income for the years ended December 31 1996, 1995 and 1994.

               4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

               5. Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

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

                                       PART III

          Item 10.  Directors and Executive Officers of Registrant

               (a) Directors of the Registrant

          The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors, except Mr. Pruner and Mr. Demgen, were elected at the 1996 annual shareholders meeting. Mr. Pruner and Mr. Demgen were appointed as directors by the Board of Directors on August 26, 1996. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.


          Name                Age  Director  Principal Occupation
                                   Since     and Other Information



          W. Lewis Gilcrease  65   1988      Dentist   practicing  in   San
                                             Marcos,  Texas.   Director  of
                                             ILCO since 1988.   Director of
                                             FIC from 1979 to July 6, 1991.

          James M. Grace      53   1984      Vice  President and  Treasurer
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
                                             Executive  Vice  President and
                                             Treasurer  of  Investors  Life
                                             Insurance  Company of  Indiana
                                             since February 1995.

          Richard A. Kosson   64   1981      Certified   Public  Accountant
                                             and a  partner in the  firm of
                                             Manheim,  Kosson  & Novick  in
                                             Millburn, New Jersey.

          Roy F. Mitte        65   1984      Chairman  of   the  Board  and
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
                                             Chairman,    ILG    Securities
                                             Corporation   since   December
                                             1988.

          Donald Shuman       72   1980      Real     estate    specialist,
                                             engaged    in     sales    and
                                             management of  real estate for
                                             his  own  company, Don  Shuman
                                             Associates,   a  real   estate
                                             brokerage and management firm.

          Eugene E. Payne     54   1989      Vice  President of  ILCO since
                                             December  1988   and  Director
                                             since   May    1989.      Vice
                                             President   and  Director   of
                                             Financial           Industries
                                             Corporation   since   February
                                             1992.        Executive    Vice
                                             President,    Secretary    and
                                             Director  of  Investors   Life
                                             Insurance  Company   of  North
                                             America  since December  1988.
                                             Executive Vice President since
                                             December  1988   and  Director
                                             since     May      1989     of
                                             InterContinental          Life
                                             Insurance Company.   Executive
                                             Vice President,  Secretary and
                                             Director   of   Family    Life
                                             Insurance  Company since  June
                                             1991.     Director,  Executive
                                             Vice  President  and Secretary
                                             of  Investors  Life  Insurance
                                             Company   of   Indiana   since
                                             February 1995.

          Theodore A. Fleron    57  1991     Vice President and Director of
                                             ILCO    since    May     1991.
                                             Assistant Secretary since June
                                             1990.     Vice  President  and
                                             Director  of FIC  since August
                                             1996.   Senior Vice President,
                                             General   Counsel,   Assistant
                                             Secretary   and   Director  of
                                             Investors    Life    Insurance
                                             Company  of North  America and
                                             InterContinental          Life
                                             Insurance  Company since  July
                                             1992.       General   Counsel,
                                             Assistant     Secretary    and
                                             Director  of   Investors  Life
                                             Insurance  Company   of  North
                                             America  and  InterContinental
                                             Life  Insurance  Company  from
                                             January  1989  to  July  1992.
                                             Senior Vice President, General
                                             Counsel,      Director     and
                                             Assistant     Secretary     of
                                             Investors    Life    Insurance
                                             Company of  Indiana since June
                                             1995.   Senior Vice President,
                                             General Counsel, Director  and
                                             Assistant Secretary  of Family
                                             Life  Insurance Company  since
                                             August 1996.

          Joseph F. Crowe     58   1991      Vice  President  of ILCO  from
                                             May 1991 to January 1997, when
                                             he retired from active service
                                             with the Company.  Director of
                                             ILCO  since  May  1991.   Vice
                                             President of FIC from February
                                             29, 1992 to  January 3,  1997.
                                             Director of FIC since February
                                             29,  1992.     Executive  Vice
                                             President  of  Investors  Life
                                             Insurance  Company  of   North
                                             America  and  InterContinental
                                             Life  Insurance  Company  from
                                             June  1991  to  January  1997.
                                             Director  of   Investors  Life
                                             Insurance  Company   of  North
                                             America  and  InterContinental
                                             Life  Insurance Company  since
                                             June  1991.    Executive  Vice
                                             President   of   Family   Life
                                             Insurance  Company  from  June
                                             1991    to    January    1997.
                                             Director   of   Family    Life
                                             Insurance  Company since  June
                                             1991.        Executive    Vice
                                             President  of  Investors  Life
                                             Insurance  Company of  Indiana
                                             from February  1995 to January
                                             1997.   Director  of Investors
                                             Life   Insurance  Company   of
                                             Indiana  since February  1995.
                                             From  December  1986 to  March
                                             1991, Executive Vice President
                                             of Personal Financial Security
                                             Division   of  Aetna   Life  &
                                             Casualty Company.


          Steven P. Schmitt   50   1994      Senior  Vice  President  since
                                             April 1992  and Director, Vice
                                             President     and    Assistant
                                             Secretary since August 1989 of
                                             Investors    Life    Insurance
                                             Company  of North  America and
                                             InterContinental          Life
                                             Insurance  Company.     Senior
                                             Vice  President  since   April
                                             1992  and  Director  and  Vice
                                             President  since June  1991 of
                                             Family Life Insurance Company.
                                             Director,      Senior     Vice
                                             President     and    Assistant
                                             Secretary  of  Investors  Life
                                             Insurance  Company of  Indiana
                                             since June 1995.


          H. Gene Pruner      69   1995      Director of  ILCO since August
                                             1996.   Director of Investors-
                                             IN   since   February,   1995.
                                             President  of   Market  Share,
                                             Inc. since April 1985.

          Jeffrey H. Demgen   44   1995      Director  of   FIC  since  May
                                             1995.  Vice  President of  FIC
                                             since   August  1996.     Vice
                                             President and Director of ILCO
                                             since  August 1996.   Director
                                             of   Family   Life   Insurance
                                             Company  since  October  1992.
                                             Executive  Vice  President  of
                                             Family Life  Insurance Company
                                             since  August  1996.    Senior
                                             Vice President  of Family Life
                                             Insurance Company from October
                                             1992    to     August    1996.
                                             Executive  Vice  President and
                                             Director  of   Investors  Life
                                             Insurance  Company   of  North
                                             America  since  August   1996.
                                             Senior   Vice  President   and
                                             Director  of   Investors  Life
                                             Insurance  Company  of   North
                                             America  from October  1992 to
                                             June  1995.    Executive  Vice
                                             President  of InterContinental
                                             Life  Insurance Company  since
                                             August  1996.     Senior  Vice
                                             President  of InterContinental
                                             Life  Insurance  Company  from
                                             October  1992  to  June  1995.
                                             Executive  Vice  President and
                                             Director  of   Investors  Life
                                             Insurance  Company of  Indiana
                                             since  August  1996.    Senior
                                             Vice   President   of   United
                                             Insurance  Company of  America
                                             from  September  1984 to  July
                                             1992.


          Mr.  Shuman  was  the  general partner  of  Shuman-Carlisle  Mall
          Associates, a partnership that owned a 400,000 square foot shopping mall located in Carlisle, Pennsylvania. In January 1993, the partnership filed a petition pursuant to Chapter 11 of the Federal Bankruptcy Code, and that bankruptcy proceeding was concluded in early 1995.

          The incumbent directors have been nominated for submission to vote of the shareholders for reelection at the 1997 annual shareholders' meeting.

               (b)  Executive Officers of the Registrant

          The following table sets forth the names and ages of the persons who have served as Registrant's Executive Officers during 1996 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

          Name                     Age       Positions and Offices

          Roy F. Mitte             65        Chairman of the Board,
                                             President and Chief
                                             Executive Officer

          James M. Grace           53        Vice President and Treasurer

          Eugene E. Payne          54        Vice President and Secretary

          Joseph F. Crowe1         58        Vice President

          Roger H. Hamm2           52        Vice President

          Jeffrey H. Demgen3       44        Vice President


          In May 1991, Roy F. Mitte suffered a stroke, resulting in partial paralysis affecting his speech and mobility. Mr. Mitte continues to make the requisite decisions in his capacity as Chief Executive Officer, although his ability to communicate and his mobility are impaired.

          1. Mr. Crowe retired from active service with the Company as of January 3, 1997. He will continue to service on the Board of Directors.

          2.   Mr.  Hamm resigned as Director  of the Company  as of August
               26,  1996.   His  appointment as  a  Vice President  of  the
               Company was terminated on that date.

          3. Mr. Demgen was appointed a Vice President of the Company on August 26, 1996.


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

               (f)  Compliance   with  Section  16(a)   of  the  Securities
                    Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that for the period from January 1, 1996 through December 31, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except as follows: (i) Jeffrey H. Demgen filed a Form 5 in February, 1997, to report his appointment as a Director of the Company as of August 26,1996, and to report beneficial ownership of (a) 198.5076 shares of ILCO common stock through the Employee Stock Purchase Plan made available to employees of the Company and 2,803 shares of ILCO common stock through the Employee Stock Ownership Plan, a non-contributory, tax-qualified plan made available to employees of the Company; (ii) W. Lewis Gilcrease filed a Form 5 in February, 1997, to report the disposition in December, 1996 of 4,420 shares of ILCO common stock to participants in a tax-qualified retirement plan for which he served as trustee; (iii) Eugene E. Payne filed a Form 5 in February, 1997, to report the purchase in August, 1990, of 1,200 shares of ILCO common stock which had not been included in prior Form 4 filings; and (iv) Roy F. Mitte filed a Form 5 in February, 1997, to report the surrender, in December, 1996, of options to acquire 120,000 shares of ILCO common stock and the receipt of final payment from the Company of amounts payable in connection with such cancellation.


          H. Gene Pruner filed a Form 5 in February, 1997, to report his appointment as a Director of the Company as of August 26, 1996 and to report no beneficial ownership of ILCO common stock.


          Item 11. Executive Compensation

          Summary Compensation Table

          The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the four other persons who were serving as executive officers of the Company at the end of 1996 and received cash compensation exceeding $100,000 during 1996.

                             Annual Compensation
                                                       Long Term
                                                       Compensa-
                                                       tion
                                                       Awards
       Name and                                        Stock
       Principal                                       Options    All Other
       Position   Year  Salary1   Bonus1       Other2  (Shares)   Compensation

          Roy F.
          Mitte,
          Chairman,
          President
          and Chief  1996  $286,643      -0-       -0-       -0-    $2,446,3973
          Executive  1995  $286,643      -0-       -0-       -0-        713,5134
          Officer    1994  $251,750    $576,1595   -0-       -0-      1,376,6636

          James M.
          Grace,
          Vice
          President  1996   195,000      15,000    -0-7      -0-        -0-
          and        1995   195,000      10,000    -0-       -0-       -0-
          Treasurer  1994   195,000       2,000    -0-       -0-       -0-

          Eugene E.
          Payne,
          Vice
          President  1996   195,000      15,000    -0-8       -0-       -0-
          and        1995   195,000      10,000    -0-        -0-       -0-
          Secretary  1994   195,000       5,000    -0-        -0-       -0-

          Joseph F.
          Crowe,
          Vice       1996   196,500      15,000    -0-9       -0-       -0-
          Presi-     1995   195,000      10,000    -0-        -0-       -0-
          dent       1994   195,000       5,500    -0-        -0-       -0-

          Jeffrey
          H. Demgen
          Vice
          Presi-
          dent10     1996   102,500       7,500    -0-        -0-       -0-


          (1) The executive officers of the Company have also been executive officers of the Company's insurance subsidiaries and FIC and FIC's insurance subsidiary, Family Life. The only executive officer who has been paid compensation by Family Life is Mr. Mitte, who received $216,857 in salary in 1996, $216,857 in salary in 1995, and $251,750 in salary and $538,080 in bonus in 1994 from Family Life, which amounts are not included in the table above. Family Life reimbursed the Company (or, in the case of Mr. Mitte paid Mr. Mitte directly) the following amounts as Family Life's share of these executive officers' cash compensation for 1994, 1995 and 1996: $789,830, $216,857 and
          $216,857, respectively,  for  Mr.  Mitte;  $70,590,  $88,293  and
          $83,987,  respectively,  for  Mr.  Grace; $126,750,  $79,875  and
          $83,987, respectively, for Dr. Payne; $68,250, 88,293 and $84,633, respectively, for Mr. Crowe; and $46,125 (1996 only) for Mr. Demgen.

          (2) Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named individual.

          (3) During 1996, the Company paid Mr. Mitte: (i) $1,862,000 for the cancellation in 1996 of options to purchase 121,500 shares of the Company's common stock, plus interest at the rate of 8% per year on such amount for a one year period (for a total of $2,011,737); (ii) $120,700 for the federal income tax reimbursement relating to the cancellation in 1995 of options to purchase 50,000 shares of the Company's common stock; and (iii) $313,960 for the federal income tax reimbursement relating to the 1996 options cancellation described above in this footnote. Each of these payments was made pursuant to the contract referred to in footnote 4.

          (4) In 1989, the Board of Directors granted Mr. Mitte options to purchase 600,000 shares (as adjusted for the three-for-one stock split effective February 15, 1990) of the Common Stock of the Company in equal annual installments of 150,000 shares each. Each installment was subject to the approval of the Board of Directors and is exercisable for a period of ten years from the date the options become exercisable at a price of $1.00 per share (as adjusted). The Board of Directors voted to award installments of 150,000 shares in each of 1989, 1990, 1991 and 1992. In October 1992, Mr. Mitte surrendered to the Company for cancellation options to purchase 120,000 shares. The Company and Mr. Mitte entered into a contract in 1993 providing for the cancellation in 1993 of 240,000 options for an aggregate amount of $3,237,120 and the cancellation in subsequent years of the remaining options for an aggregate amount of $3,610,240. In addition, the Company agreed to pay Mr. Mitte the amount necessary to ensure that Mr. Mitte will receive the same amount, after federal income tax, that he would have received if the options had been cancelled in 1992. During 1995, Mr. Mitte was paid $836,582 for the cancellation in 1995 of options to purchase 50,000 shares of ILCO's Common Stock, $156,323 for the federal income tax reimbursement relating to the cancellation in 1994 of options to purchase 68,500 shares and $127,608 as the final payment relating to the cancellation in 1993 of options to purchase 240,000 shares. These option cancellation payments were made pursuant to the contract referred to above. FIC's Compensation Committee made a recommendation to FIC's Board of Directors, which it adopted, that, in lieu of paying Mr. Mitte a bonus as it has in the past, FIC paid $407,000 of these option cancellation payments to Mr. Mitte, with the balance of $713,513 being paid by ILCO.

          (5) The Company's Compensation Committee made a recommendation to the Board of Directors, which the Board adopted, that a bonus be paid to Mr. Mitte to enable him to pay off the $650,000 loan that the Company had made to Mr. Mitte in 1989 and to reimburse him for the amount of federal income tax payable on the bonus. Since the Company and FIC have usually each paid one-half of Mr. Mitte's cash compensation, FIC's Board of Directors, acting on the recommendation of its Compensation Committee, subsequently authorized FIC to pay $500,000 of that bonus to Mr. Mitte. Therefore, the Company paid $576,159, and FIC paid $500,000, of the bonus.

          (6) During 1994, the Company paid Mr. Mitte $997,520 for the cancellation in 1994 of options to purchase 68,500 shares of the Company's Common Stock and $379,143 for the federal income tax reimbursement relating to the cancellation in 1993 of options to purchase 240,000 shares. Both of these payments were made pursuant to the contract referred to in footnote (4).


          (7)  Mr. Grace exercised stock options in 1996 to purchase 12,000
          shares of  the Company's  Common Stock.   See  "Aggregated Option
          Exercises in 1996" below.

          (8)  Dr. Payne exercised stock options in 1996 to purchase 6,000
          shares of  the Company's  Common Stock.   See "Aggregated  Option
          Exercises in 1996" below.

          (9) Mr. Crowe exercised stock options in 1996 to purchase 8,000 shares of the Company's Common Stock. See "Aggregated Option Exercises in 1996" below.

          (10) Mr. Demgen became an executive officer of the Company in August, 1996.


          Option Grants in 1996

          No options were granted to any executive officers of the Company during the year 1996.



          Aggregated Option Exercises in 1996

          The following table sets forth information concerning each exercise of stock options during 1996 by each of the executive officers of the Company.

                                   Shares
                                   Acquired            Value
          Name                     On Exercise (#)     Realized ($)

          Joseph F. Crowe           8,000              $ 44,000
          James M. Grace           12,000               119,040

          Eugene E. Payne           6,000                58,020


          Aggregated Stock Option Values

          The following table sets forth information with respect to the unexercised options held by the executive officers of the Company.

                                                          Value of
                          Number of                      Unexercised
                       Unexercised Options               In-the-Money
                           Held at                        Options at
                        December 31, 1996              December 31, 1996
          Name      Exercisable Unexercisable     Exercisable Unexercisable


          James M.
          Grace       42,000       24,000         $ 420,840      $ 244,080

          Eugene E.
          Payne       26,000       12,000           264,420        122,040

          Joseph F.
          Crowe       22,000         -0-            104,500          -0-


          (1) Based on the closing price of the Company's Common Stock on NASDAQ on December 31, 1996 ($13.50).


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

          The normal retirement benefit provided under the Pension Plan is equal to 1.57% of final average eligible earnings less 0.65% of the participant's Social Security covered compensation multiplied by the number of years of credited service (up to 30 years). The compensation used in determining benefits under the Pension Plan is the highest average earnings received in any five consecutive full-calendar years during the last ten full-calendar years before the participant's retirement date. The maximum amount of annual salary and bonus that can be used in determining benefits under the Pension Plan is $200,000 for any year prior to 1994 and is $150,000 for 1994 and each subsequent year.

          The annual eligible earnings, for 1996 only, covered by the Pension Plan (salary and bonus up to $150,000) with respect to the individuals reported in the Summary Compensation Table were as follows, with their respective years of credited service under the Pension Plan at December 31, 1996 being shown in parentheses:
          Mr. Mitte, $150,000 (9 years), Mr. Grace, $150,000 (9 years), Dr.
          Payne, $150,000 (8 years), Mr. Crowe, $150,000 (5 years) and Mr. Demgen (4 years).

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

          Employment Agreements and Change In Control Arrangements

          The terms and conditions of employment agreements that the Company would enter into upon the occurrence of certain events that result in the agreements taking effect were approved by the Board of Directors with respect to Messrs. Grace, Payne and Crowe in 1991 Each agreement would include two independent provisions with respect to the effective date and the term of each agreement. First, the term of the agreement would begin on the earlier of (i) the date of retirement (early, normal or deferred) of Roy F. Mitte from his position as Chairman, President and Chief Executive Officer of the Company or (ii) the date of death or disability of Mr. Mitte, and would terminate on the last day of the twelfth month next following the commencement date of the term of the agreement, unless extended upon mutually acceptable terms.

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

          The agreement may be terminated by the Company only in the event that the employee is guilty of theft of property of the Company or commits a wrongful act which has a material adverse effect upon the business of the Company and with respect to which the employee would not be entitled to indemnification under the provisions of the Bylaws of the Company in effect as of the commencement date of the agreement. The employee may terminate the agreement upon thirty days advance written notice to the Company.

          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management

          The following table presents information as of March 14, 1997 as to all persons who, to the knowledge of the Company, were beneficial owners of five (5%) percent or more of the Common Stock of the Company.
                                             Amount and
                                              Nature of         Percent of
          Name and Address               Beneficial Ownership     Class

          Financial Industries Corp.
          701 Brazos, Suite 1400
          Austin,  TX   78701.............  3,668,501 1       61.54% 6

          Roy F. Mitte
          701 Brazos, Suite 1400
          Austin,  TX   78701.............. 3,723,392  2,3    62.46% 6


          Investors Life Insurance Company
            of North America
          701 Brazos, Suite 1400
          Austin, TX  78701................   334,960  4       7.86% 6


          InterContinental Life Insurance
            Company
          701 Brazos, Suite 1400
          Austin, TX 78701.................   281,560  5       6.61% 6

          Fidelity Management & Research
          Company
          82 Devonshire Street
          Boston, MA 02109................... 418,300 7        9.82% 6


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

          2 As of March 14, 1997, Mr. Mitte owned directly 25,000 shares of the Company's stock. Mr. Mitte, jointly with his wife Joann, also owns 1,866,520 common shares of Financial Industries Corporation ("FIC") which constitutes 34.39 percent of the outstanding common stock of that company, and holds the position of Chairman, President and Chief Executive Officer of FIC.

               Since FIC holds a controlling interest in the Company, Mr. Mitte's personal holdings in the Company have been combined with the holdings of FIC in determining the amount and percentage of Mr. Mitte's beneficial ownership of the Company.

          3 Includes 14,611 shares allocated to Mr. Mitte's account under the Employee Stock Ownership Plan.

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

          7. As reported to the Company on a Schedule 13(G) filed by FMR Corporation, the parent company of Fidelity Management & Research Company ("Fidelity"). According to the Schedule 13(G), Fidelity acts as investment advisor to the Fidelity Low-Priced Stock Fund, a registered investment company, and the Fund is the owner of 418,300 shares of ILCO common stock.

          The following table contains information as of March 14, 1997 as to the Common Stock of the Company beneficially owned by each director, nominee and executive officer and by all executive officers and directors of the Company as a group. The information contained in the table has been obtained by the Company from each director and executive officer except for information known to the Company. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.


                              Amount and Nature of          Percent of
          Name                Beneficial Ownership            Class


          Joseph F. Crowe 1         38,744 3,4                   *
          Jeffrey H. Demgen          3,001 4                     *

          Theodore A. Fleron        14,366 4,5                   *
          W. Lewis Gilcrease         -0-
          James M. Grace 1          80,137 2,3,4               1.86%
          Richard A. Kosson            200                        *
          Roy F. Mitte 1         3,723,292 2,4                62.46%
          Eugene E. Payne 1        54,199 3,4                  1.26%
          H. Gene Pruner             -0-
          Donald Shuman               450                        *
          Steven P. Schmitt        13,041 4,5                    *

          All Executive
          Officers and
          Directors as a
          group, all of
          whom are listed
          above                 3,912,250 1,2,3,4,5               64   %

          * Less than 1%

          (1) Is an executive officer and/or director of FIC which as of March 14, 1997 beneficially owned 3,668,501 shares of the Company's Common Stock (including option rights to purchase 1,702,155 shares of the Company). In addition to the shareholdings of Mr. Mitte in FIC (see Note 2, above), Mr. Grace owns 5,600 shares of FIC Common Stock.

          (2) 379,738 shares of the Company's Common Stock are held by the Trustees of the Company's Employee Stock Ownership Plan ("ESOP") of which 15,180 shares are unallocated to any participant's account. Messrs. Grace and Mitte are the trustees of the ESOP and are entitled to vote such un-allocated shares. The ESOP participants have the right to direct the voting of shares allocated to their respective accounts. Beneficial ownership of these unallocated shares is disclaimed by Messrs. Grace and Mitte. The same 15,180 shares are included in the above table for each of Messrs. Grace and Mitte as required for technical compliance with the definition of beneficial ownership promulgated by the Securities and Exchange Commission, and are counted once for purposes of executive officers and directors as a group.

          (3) Includes 30,000 shares issuable upon exercise of options granted under the Incentive Stock Option Plan during 1987 to Mr. Grace at a price of $3.54 (as adjusted) per share and 12,000 shares issuable upon exercise of options granted under the Non-Qualified Stock Option Plan during 1988 to Mr. Grace at a price of $3.33 (as adjusted) per share, all of which are currently available for exercise. Includes 20,000 shares issuable upon exercise of options granted under the Incentive Stock Option Plan and 6,000 shares issuable upon exercise of options granted under the Non-Qualified Stock Option Plan during 1988 to Dr. Payne at a price of $3.33 (as adjusted) per share, all of which are currently available for exercise. Includes 8,000 shares issuable upon exercise of options granted under the Incentive Stock Option Plan to Mr. Crowe during 1991 at a price of $8.75 per share, which are currently available for exercise.

          (4) Includes shares beneficially acquired through participation in the Company's ESOP and/or the Employee Stock Purchase Plan, which are group plans for eligible employees.

          (5) Includes 6,000 shares issuable upon exercise of options granted under the Non-Qualified Stock Option Plan during 1988 to each of Messrs. Fleron and Schmitt at a price of $3.33 (as adjusted) per share, which are currently exercisable.

          Item 13. Certain Relationships and Related Transactions with Management

          The obligations of the Company under the Senior Loan are guaranteed by FIC. FIC presently owns 1,966,346 shares of the company's Common Stock, constituting 46.17% of such shares outstanding, and holds options to acquire an additional 1,702,155 shares at the average bid price of such shares during the six-month period preceding the date of any such purchase. In the event that such options were to be fully exercised, the total number of the Company's shares owned by FIC would constitute 61.54% of the outstanding shares of the Company's Common Stock.

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

          When it acquired Austin Centre, Investors-NA leased the hotel to FIC Realty Services, Inc. ("FIC Realty"), a subsidiary of FIC, pursuant to which FIC Realty pays monthly rent to Investors-NA in an amount equal to 95% of the net operating profits of the hotel for the preceding month (excess of all hotel revenues over all hotel expenses, including insurance, utilities and property taxes). Any net operating loss for a month is carried forward and deducted from the net operating profit for the next month that has such a profit. During 1996 FIC Realty paid $658,509 of rent to Investors-NA pursuant to this lease. FIC Realty has delegated the management of the hotel to an unrelated third party pursuant to a management agreement, but FIC Realty bears most of the economic risks in operating the hotel. As an inducement to FIC Realty's agreeing to bear those risks, Investors-NA has agreed to provide funds to pay expenses in operating the hotel to the extent that the cash flow from such operations is not sufficient to do so. This arrangement was terminated upon the sale of the Austin Centre in March, 1996. See Item 2. Properties.

          FIC Realty conducts the leasing activities for the Bridgepoint Square properties owned by Investors-NA. In payment for such services, FIC Realty receives a commission of 4% of the gross rent under each lease which is negotiated by it. During 1996, Investors-NA paid commissions in the amount of $108,811 to FIC Realty.

          Alcoholic beverages had been sold at the hotel by an unrelated third party pursuant to a lease it had with FIC Realty until September 30, 1994. Commencing October 1, 1994, all alcoholic beverages sales have been conducted by Atrium Beverage Corporation ("Atrium Beverage"), a new subsidiary of FIC Realty. Atrium Beverage subleases from FIC Realty space in the hotel for the storage, service and sale of alcoholic beverages pursuant to which Atrium Beverage pays monthly rent to FIC Realty of $12,500. The sublease provides that the rent paid during each calendar year will be reduced to the extent necessary to insure that Atrium Beverage's net operating profit from alcoholic beverage sales is not less than 5% of its gross receipts from such sales. Atrium Beverage and FIC Realty are also parties to a management agreement whereby FIC Realty manages Atrium Beverage's alcoholic beverage operations at the hotel for a monthly fee equal to 28% of the gross receipts from alcoholic beverages sales. During 1996, Atrium Beverage paid FIC Realty rent and management fees totalling $117,998. All of that amount was included in the hotel revenues of FIC Realty for purposes of determining its net operating profits under the hotel lease agreement with Investors-NA.

          Investors-NA entered into a management agreement in September 1991 with FIC Property Management, Inc. ("FIC Management"), a subsidiary of FIC, whereby it appointed FIC Management to manage, lease and operate the office tower, retail areas, underground parking garage and common areas of Austin Centre. FIC Management is paid fees in an amount equal to 5% of the net operating profit that Investors-NA receives from the properties managed and leased by FIC Management.
          During 1996, Investors-NA paid $33,027 of fees to FIC Management under this agreement. This arrangement was terminated upon the sale of the Austin Centre in March, 1996. See Item 2. Properties.

          As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a senior loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of
          9.9 percent of shares of FIC's common stock at a price of $10.50 per share ($2.10 per shares as adjusted for the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

          On July 30, 1993, the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. The Company paid $38 million plus accrued interest to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993.

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

          As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

          The Company believes that this restructuring of subordinated debt should enhance the value of the loans that Investors-NA has made to FIC's subsidiaries and the options it holds to purchase FIC's stock.

          The Company reimbursed FIC for rental expenses and certain other operating expenses incurred during 1996 on behalf of the Company. The amount of such reimbursement was approximately $305,000.

          Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided at a central location until November 30, 1994. Commencing December 1, 1994, all of those data processing needs are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a new subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. The Company's insurance subsidiaries paid $2,243,234 and Family Life paid $1,055,639 to FIC Computer for data processing services provided during December 1996.

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

          In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

          Roy  F. Mitte serves  as Chairman, President  and Chief Executive

          Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies and Secretary of FIC; Dr. Payne serves as Vice President and Director of both companies and Secretary of ILCO; Messrs. Demgen and Fleron serve as Vice Presidents and Directors of both companies; and Mr. Crowe serves as a Director of both companies and, until his retirement in January, 1997, served as a Vice President of both companies. Mr. Roy Mitte holds beneficial ownership of 34.39% of the outstanding shares of FIC (see "Security Ownership of Certain Beneficial Owners and Management").

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

               (b)  Reports on Form 8-K:

                    No reports on Form  8-K were filed during the
                    last  quarter  of   the  fiscal  year   ended
                    December 31, 1996.


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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.

          /s/ Roy F. Mitte
          Roy F. Mitte, Director

          /s/ James M. Grace
          James M. Grace, Director

          /s/ Eugene E. Payne
          Eugene E. Payne, Director

          /s/ Joseph F. Crowe
          Joseph F. Crowe, Director

          /s/ Theodore A. Fleron
          Theodore A. Fleron, Director

          /s/ H. Gene Pruner
          H. Gene Pruner, Director

          /s/ Jeffrey H. Demgen                                               __
          Jeffrey H. Demgen, Director

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

          /s/ Donald Shuman
          Donald Shuman, Director


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          FORM 10-K--ITEM 14 (a)(1) and (2)
                             LIST OF FINANCIAL STATEMENTS
                                  TABLE OF CONTENTS



          The    following    consolidated    financial    statements    of
          InterContinental Life Corporation and Subsidiaries are included in Item 8:

          Report of Independent Accountants.............................F-2

          Consolidated Balance Sheets, December 31, 1996 and 1995.......F-3

          Consolidated Statements of Income, for the years ended
           December 31, 1996, 1995 and 1994.............................F-5

          Consolidated Statements of Changes in Shareholders' Equity,
           for the years ended December 31, 1996, 1995 and 1994.........F-6

          Consolidated Statements of Cash Flows, for the years ended
           December 31, 1996, 1995 and 1994.............................F-9

          Notes to Consolidated Financial

          Statements...................................................F-12

          The following consolidated financial statement schedules of InterContinental Life Corporation and Subsidiaries are included:

          Schedule I   - Summary of Investments Other Than Investments in
           Related   Parties.............................................F-
          42

          Schedule II - Amounts Receivable From Related Parties and Underwriters, Promoters, and Employees Other Than Related

          Parties......................................................F-43

          Schedule III - Condensed Financial Statements of

          Registrant...................................................F-45

          Schedule      VI           -      Reinsurance      Ceded      and
          Assumed..................F-49


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


                          REPORT OF INDEPENDENT ACCOUNTANTS



          To the Board of Directors and Shareholders of InterContinental Life Corporation



          In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of InterContinental Life Corporation and its subsidiaries (the Company) at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


          Price Waterhouse LLP
          Dallas, Texas
          March 25, 1997


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (in thousands of dollars)
                                                          December 31,
                 ASSETS                                1996        1995

          Investments:
           Fixed maturities, at
             amortized cost (market value
             approximates $8,374 and $14,277)       $    8,165  $   14,420
           Fixed maturities available for sale,
             at market value (amortized cost
             $451,550 and $463,701)                    453,896     483,606
           Equity securities, at market value
            (cost approximates $373 and $368)            2,304       1,559
           Policy loans                                 53,030      53,656
           Mortgage loans                               13,494      14,836
           Invested real estate and other invested
             assets                                     38,696      15,467
           Short-term investments                       91,556      85,994
               Total investments                       661,141     669,538

          Cash and cash equivalents                      3,313       6,537

          Notes receivable from affiliates              59,940      61,224

          Accrued investment income                      7,807       8,190

          Agent advances and other receivables          21,725      16,591

          Reinsurance receivables                       12,123      14,474

          Property and equipment, net                    1,785       4,460

          Real estate occupied by the Company, net         -0-      36,169

          Deferred policy acquisition costs             26,938      24,926

          Present value of future profits of
           acquired businesses                          45,240      48,606

          Deferred financing costs                         636       1,597

          Other assets                                   8,965       6,859

          Separate account assets                      414,329     416,122

               Total Assets                         $1,263,942  $1,315,293


                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                 INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, Continued
                              (in thousands of dollars)
                                                          December 31,
          LIABILITIES AND SHAREHOLDERS' EQUITY         1996        1995

          Liabilities:
          Policy liabilities and contractholder
           deposit funds:
          Future policy benefits                    $  119,744  $  128,265
          Contractholder deposit funds                 538,505     544,621
          Unearned premiums                              9,069      10,669
          Other policy claims and benefits payable       5,988       6,125
                                                       673,306     689,680
          Other policyholders' funds                     2,720       2,700
          Senior loans                                  24,944      59,385
          Deferred federal income taxes                 23,692      25,462
          Other liabilities                             13,835      27,105
          Separate account liabilities                 412,084     413,876
            Total Liabilities                        1,150,581   1,218,208

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
          Shareholders' Equity:

          Common stock, $.22 par value,
           10,000,000 shares authorized;
           5,223,739 and 5,166,239 shares issued,
           4,232,829 and 4,175,329 shares out-
           standing in 1996 and 1995, respectively       1,150       1,137
          Additional paid-in capital                     3,752       3,521
          Net unrealized appreciation of
           equity securities                             1,255         748
          Net unrealized gain on investments
           in fixed maturities available for sale        1,525      12,938
          Retained earnings                            108,697      81,759
          Common treasury stock, at cost,              116,379     100,103
           990,910 shares                               (3,018)     (3,018)
          Total shareholders' equity                   113,361      97,085
          Total Liabilities and Shareholders'
           Equity                                   $1,263,942  $1,315,293
                 The accompanying notes are an integral part of the
                         consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              (in thousands of dollars)
                             (except for per share data)
                                                 Year Ended December 31,
                                                1996      1995      1994

          Revenues:
          Premiums                            $  9,980  $ 11,694  $ 14,317
          Net investment income                 59,836    64,781    57,553
          Earned insurance charges              42,238    42,324    39,370
          Gain on sale of real estate           23,520       -0-       -0-
          Other                                  2,670     3,591     3,602
                                               138,244   122,390   114,842
          Benefits and expenses:
          Policyholder benefits and expenses 40,091 42,639 41,243 Interest expense on contractholder
           deposit funds                        32,068    32,375    29,592
          Amortization of present value of
           future profits of acquired
           businesses                            3,366     6,211     5,393
          Amortization of deferred policy
           acquisition costs                     2,574     3,929     4,116
          Operating expenses                    15,884    15,016    13,574
          Interest expense                       2,820     5,737     5,224
                                                96,801   105,907    99,142

          Income from operations                41,443    16,483    15,700

          Provision for federal income taxes:
           Current                              10,227       945      (465)
           Deferred                              4,278     4,824     6,248
                                                14,505     5,769     5,783

          Net Income                          $ 26,938  $ 10,714  $  9,917


          Net income per share (Note 14):

          Common stock and common stock
           equivalents                           5,380     5,389     5,378

          Net income per share available to
           common shareholders                  $ 5.12    $ 2.11    $ 1.93


                  The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (in thousands of dollars)

                                                               Additional
                                        Common Stock           Paid-in
                                     Shares       Amount       Capital
          Balance at December 31,
            1993                      5,102       $1,123        $2,786
          Net income
           Change in net unrealized
            appreciation of equity
            securities
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale
           Options exercised              5            1            68

          Balance at December 31,
            1994                      5,107        1,124         2,854
           Net Income
           Change in net unrealized
            appreciation of equity
            securities
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale
           Options exercised             59           13           667

          Balance at December 31,
            1995                      5,166        1,137         3,521
           Net Income
           Change in net unrealized
            appreciation of equity
            securities
           Change in net unrealized
            gain on investments
            in fixed maturities
            available for sale
          Options exercised              58           13           231

          Balance at December 31,
            1996                      5,224       $1,150        $3,752




                 The accompanying notes are an integral part of these
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (in thousands of dollars)
                                                  Net
                                                  Unrealized
                                                  Gain (Loss)
                                                  on Invest-
                                     Net          ments in
                                     Unrealized   Fixed
                                     Appreciation Maturities
                                     of Equity    Available    Retained
          Balance at December 31,    Securities   For Sale     Earnings
            1993                     $   945      $  6,323     $ 61,128
           Net income                                             9,917
           Change in net unrealized
            appreciation of equity
            securities                  (377)
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale                     (26,589)
            Options exercised

          Balance at December 31,
            1994                         568       (20,266)      71,045
           Net Income                                            10,714
           Change in net unrealized
            appreciation of equity
            securities                   180
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale                      33,204
           Options exercised

          Balance at December 31,
            1995                         748        12,938       81,759
           Net Income                                            26,938
           Change in net unrealized
            appreciation of equity
            securities                   507
           Change in net unrealized
            gain on investments
            in fixed maturities
            available for sale                     (11,413)
           Options exercised

          Balance at December 31,
            1996                     $ 1,255      $  1,525     $108,697

                 The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (in thousands of dollars)

                                     Common       Total
                                     Treasury     Shareholders
                                     Stock        'Equity
          Balance at December 31,
            1993                     $ (3,018)    $ 69,287
          Net income                                 9,917
           Change in net unrealized
            appreciation of equity
            securities                                (377)
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale                     (26,589)
           Options exercised                            69

          Balance at December 31,
            1994                       (3,018)      52,307
           Net Income                               10,714
           Change in net unrealized
            appreciation of equity
            securities                                 180
           Change in net unrealized
            loss on investments
            in fixed maturities
            available for sale                      33,204
           Options exercised                           680

          Balance at December 31,
            1995                       (3,018)      97,085
           Net Income                               26,938
           Change in net unrealized
            appreciation of equity
            securities                                 507
           Change in net unrealized
            gain on investments
            in fixed maturities
            available for sale                     (11,413)
           Options exercised                           244

          Balance at December 31,
            1996                     $ (3,018)    $113,361


                 The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands of dollars)

                                                 Year Ended December 31,

          CASH FLOWS FROM OPERATING             1996      1995      1994
           ACTIVITIES

          Net Income                          $ 26,938  $ 10,714  $  9,917

           Adjustments to reconcile net
           income to net cash (used in)
           provided by operating activities:
          Amortization of present value of
           future profits of acquired
           businesses                            3,366     6,211     5,393
          Amortization of deferred policy
           acquisition costs                     2,572     3,929     4,116
          Depreciation                           1,356     2,610       268
          Net gain on sales of investments     (23,394)     (418)     (695)
          Financing costs amortized                961       865     1,411
          Amortization of deferred gain on
           sale of real estate                    (110)     (110)     (151)

          Changes in assets and liabilities:

          Decrease (increase) in accrued
           investment income                       383     1,759      (698)
          (Increase) decrease in agent
           advances and  other receivables      (2,783)    4,656    (2,467)
          Policy acquisition costs deferred (4,584) (3,573) (3,597) Decrease in policy liabilities and contractholder deposit funds (16,374) (27,753) (17,685) Increase (decrease) in other policy
           holders' funds                           20      (349)       78
          (Decrease) increase in other
           liabilities                         (13,270)      911      (707)
          (Decrease) increase in deferred
           federal income taxes                 (1,770)    4,696    (8,124)
          (Increase) decrease in other assets   (2,106)    7,527    (1,037)
          Other, net                             5,331    (1,388)   (1,371)
          Net cash (used in) provided by
           operating activities                (23,464)   10,287   (15,349)


                 The accompanying notes are an integral part of the
                          consolidated financial statements.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands of dollars)


                                                 Year Ended December 31,

          CASH FLOWS FROM INVESTING              1996      1995     1994
          ACTIVITIES


          Purchase of insurance subsidiary         -0-   (17,492)      -0-
          Investments purchased               (55,395)   (38,781) (130,710)
          Proceeds from sales and maturities
           of investments                     112,791     50,181    97,019
          Net change in short-term
           investments                         (5,562)     8,847    68,505
          Purchases & retirements of
           equipment                            1,319     (4,403)     (655)
          Notes receivable from affiliates      1,284       (465)     (413)
          Net cash provided by (used in)
           investing activities                54,437     (2,113)   33,746


          CASH FLOWS FROM FINANCING
          ACTIVITIES

          Issuance of common stock                244        -0-       -0-
          Issuance of senior loan                 -0-     15,000       -0-
          Repayment of debt                   (34,441)   (22,200)  (17,415)
          Net cash used in financing
           activities                         (34,197)    (7,200)  (17,415)
          Net (decrease) increase in cash
           and cash equivalents                (3,224)       974       982
          Cash and cash equivalents,
           beginning of year                    6,537      5,563     4,581

          Cash and cash equivalents,
           end of year                        $ 3,313   $  6,537  $  5,563



                 The accompanying notes are an integral part of the
                          consolidated financial statements.



                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands of dollars)


          Supplemental Cash Flow Disclosures:
                                                Year Ended December 31,
                                            1996          1995     1994


          Income taxes paid            $  13,567       $  560      2,675


          Interest  paid               $   3,377       $5,905    $ 4,733



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

          Investments

          The Company's general investment philosophy is to hold fixed maturity securities until maturity. However, fixed maturities may be sold prior to the maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, most fixed maturity investments are classified as available for sale and are carried at market value. All other fixed maturities are carried at the lower of amortized cost or net realizable value as management has the positive intent and the Company has the ability to hold such investments to maturity. Unrealized gains and losses on securities available for sale are not recognized in earnings but are reported as a separate component of equity, net of the income tax effect.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Premiums  and  discounts on  collateralized  mortgage obligations
          (CMOs) are amortized over the estimated redemption period as opposed to the stated maturities. An adjustment to the investment and investment income is booked on a retrospective basis to reflect the amounts that would have existed had the new effective yield been applied since the acquisition of the CMOs.

          Equity securities are carried at market value. Unrealized gains and losses on equity securities, net of deferred income taxes, if applicable, are reflected directly in shareholders' equity. Mortgage loans and policy loans are recorded at unpaid balances. Real estate is carried at cost less accumulated depreciation, which is generally calculated using the straight-line method over 20 to 40 years. Accumulated depreciation on investments in real estate is $5,788,424 and $5,021,082 at December 31, 1996 and
          1995, respectively. Short-term investments are carried at cost, which approximates market value, and generally consist of those fixed maturities and other investments that are intended to be held less than one year from the date of purchase.

          Investments in real estate are carried at cost less accumulated depreciation. Interest is capitalized on funds expended for construction of facilities for the Company's own use and for facilities intended for sale or lease. Interest cost capitalized and included as a component of the historical cost of the assets was approximately $620,000 in 1996. No interest cost was capitalized in 1995 and 1994.

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

          Property and Equipment and Home Office Real Estate

          Net income for 1996 includes $23.5 million (before federal income tax) resulting from the sale during the first quarter of 1996 of the Austin Centre, a hotel/office complex, located in Austin, Texas, which serves as the Company's home office building. The selling price was $62.672 million, less $1 million paid to a capital reserve account for the purchaser. The property was


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, was retained and reinvested by the Company. The balance of the proceeds of the sale, net of federal income tax, was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company continues to occupy space in the building under the terms of an operating lease which expires in September 1997.

          Property and equipment and home office real estate is stated at cost less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over estimated useful lives of 10 to 33 years for buildings and improvements and 10 years for furniture and equipment. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation for property and equipment and home office real estate was $4,364,064 and $8,984,287 at December 31, 1996 and 1995, respectively.

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

          Present Value of Future Profits

          The present value of future profits of acquired traditional life business is amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to total anticipated premium revenue applicable to such policies. Interest on the unamortized balance is accreted at rates from 8.5% to 9%.

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


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


          Solvency Laws Assessments

          The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the
          Company's  insurance  subsidiaries  to  pay  assessments  (up  to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The Company's insurance subsidiaries record the expense for guaranty fund assessment from states which do not allow premium tax offsets in the period assessed. The Company's insurance subsidiaries recorded expenses of $100,165, $241,692 and $192,371 in the years ended December 31, 1996, 1995 and 1994, respectively, as a result of such assessments.

          Policy Liabilities and Contractholder Deposit Funds

          Liabilities for future policy benefits related to traditional life products are computed using the net level premium method or an equivalent actuarial method. Assumptions for future investment yields are incorporated in these liabilities (principally 8% for guaranteed premium products). Assumptions


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



          Other Policy Claims and Benefits Payable

          The liability for other policy claims and benefits payable represents management's estimate unpaid losses on claims and other miscellaneous liabilities to policyholders reduced by amounts anticipated to be recovered from reinsurance. Estimated unpaid losses on claims are comprised of losses on claims that have been reported but not yet paid, including estimates of additional development of initial claims estimates, and claims that have been incurred but not yet reported (IBNR) to the Company.

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

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


          Federal Income Taxes

          In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The Company adopted FAS 109 on a prospective basis effective January 1, 1993. FAS 109 mandates the asset and liability method for computing deferred income taxes. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the differences between the financial reporting and federal income tax bases of assets and liabilities using the tax rates which are expected be in effect when these differences are anticipated to reverse.

          Under FAS 109, assets acquired and liabilities assumed in purchase business combinations are assigned their fair values assuming equal tax basis and deferred taxes are provided for lower or higher tax basis. Under Accounting Principles Board
          (APB) Opinion No. 22 (the previous accounting standard used by the Company to account for income taxes), values assigned to assets acquired and liabilities assumed were net-of-tax. In adopting FAS 109, the Company adjusted the carrying amounts of




                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Investors-NA which was  acquired in  1988.   Pre-tax income  from
          operations for the calendar year ended December 31, 1993 was not impacted.

          Under FAS 109, as under APB 11, the Company will disclose in its financial statements a reconciliation between the effective tax rate and the amount derived by multiplying pre-tax accounting income by the currently enacted federal income tax rate.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

          New Accounting Pronouncements:

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

          The Company adopted FAS No. 123 during 1996 and will continue to account for stock-based compensation under the intrinsic value method and disclose the impact of the fair value method in the footnotes to the financial statements.

          2. Investments

          Fixed Maturities

          The amortized cost, gross unrealized gains and losses and market values of fixed maturities available for sale and fixed maturities held to maturity at December 31, 1996 and 1995, respectively were as follows (in thousands):

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                 Gross    Gross
                                        Amort-   Unreal-  Unreal-
                                        ized     ized     ized     Market
                                        Cost     Gains    Losses   Value
          Fixed Maturities Available
           For Sale as of December 31,
           1996:
          U.S. Treasury securities and
           obligations of U.S.
           government agencies and
           corporations                 $ 13,817 $    902 $     18 $ 14,701
          Obligation of states and         4,727      163      -0-    4,890
           political subdivisions
          Foreign government debt
           securities                          5      -0-      -0-        5
          Corporate securities           120,263    2,582    3,625  119,220
          Mortgage-backed securities     312,738    7,473    5,131  315,080
            Total Fixed Maturities
             Available For Sale          451,550   11,120    8,774  453,896
          Fixed maturities held to
           Maturity:
           Private Placements-Corporate    8,165      320      111    8,374
           Total Fixed Maturities       $459,715 $ 11,440 $  8,885 $462,270

          Fixed Maturities Available
           For Sale as of December 31,
           1995:
          U.S. Treasury securities and
           obligations of U.S.
           government agencies and
           corporations                 $ 15,826 $  1,494 $      5 $ 17,315
          Obligations of states and
           political subdivisions          4,686      266      -0-    4,952
          Foreign government debt
           securities                         15      -0-        1       14
          Corporate securities            98,822    5,092    1,048  102,866
          Mortgage-backed securities 344,352 14,600 493 358,459 Total Fixed Maturities
           Available For Sale            463,701   21,452    1,547  483,606
          Fixed Maturities held to
           Maturity:
          Private Placements-Corporate    14,420      370      513   14,277
            Total Fixed Maturities      $478,121 $ 21,822 $  2,060 $497,883


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The amortized cost and market value of fixed maturities carried at amortized cost at December 31, 1996 is shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                       Fixed Maturities Available for Sale
                                       Amortized                 Market
                                       Cost     (in thousands)   Value

          Due in one year or less......$  4,465               $   4,502
          Due after one through
            five years.................  16,473                  17,030
          Due after five through ten
            years......................  18,637                  19,246
          Due after ten years..........  99,237                  98,038
          Mortgage backed securities... 312,738                 315,080

               Total Fixed Maturities
               Available for Sale     $ 451,550               $ 453,896

                                       Fixed Maturities Held to Maturity

                                       Amortized                 Market
                                       Cost     (in thousands)   Value

          Due in one year or less.....$   2,500                $  2,547
          Due after one through
            five years................    3,534                   3,716
          Due after five through ten
            years.....................    1,463                   1,415
          Due after ten years.........
          Mortgage backed securities..      668                     696

               Total Fixed Maturities
               Held to Maturity       $   8,165               $   8,374

          Proceeds from sales and maturities of investments in fixed maturities during 1996, 1995 and 1994 were approximately $53,888,000, $47,316,000, and $59,247,000. Gross gains of approximately $322,000, $578,000, and $824,000 and gross losses of approximately $100,000, $22,000, and $193,000 were realized on those sales and maturities in 1996, 1995 and 1994, respectively.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Equity Securities

          The change in net unrealized appreciation for equity securities was $780,000 and $277,000 for the years ended December 31, 1996 and 1995, respectively. Amounts as of December 31 were as follows:

                                                      1996         1995
                                                        (in thousands)
          Unrealized appreciation                  $   1,946    $    1,172
          Unrealized depreciation                        (15)          (21)
          Net unrealized appreciation              $   1,931    $    1,151

          Net Investment Income

          The components of net investment income are summarized as follows:

                                                   Year Ended December 31,
                                                       (in thousands)
                                                   1996     1995     1994


          Fixed maturities                       $47,448  $49,329  $40,938
          Equity securities                           12       65       12
          Other, including policy loans,
           real estate and mortgage loans         15,708   19,392   19,650
                                                  63,168   68,786   60,600
          Investment expenses                     (3,332)  (4,005)  (3,047)

          Net investment income                  $59,836  $64,781  $57,553


          Realized Gains and Losses

          Net realized gains (losses) included in net investment income are summarized below:
                                                  Year Ended December 31,
                                                       (in thousands)
                                                   1996     1995     1994

          Fixed maturities available for sale    $   222  $   556  $    78

          Equity securities                            1      (26)     324

          Other investments                         (256)     (97)     293
                                                     (33)     433      695
          Income taxes                               (12)     152      243


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Net realized (losses) gains            $   (21) $   281  $   452

          Non-income producing investments

          The carrying value of non-income producing investments were as follows as of December 31:

                                                       1996         1995
                                                         (in thousands)

          Fixed maturities                         $     100     $      48
          Mortgage loans                                  81           400
          Total                                    $     181     $     448

          Mortgage loans and invested real estate

          The  Company's  mortgage  loans  and  invested  real  estate  are diversified by property type, location and issuer. Mortgage loans are collateralized by the related properties and such loans generally range from 15% to 80% of the property's value at the time the loan is made. No new mortgage loans were made during the three year period ended December 31, 1996.

          Financial Industries Corporation

          Equity securities includes a  $2,158,407 investment, ($318,390 at cost), in 189,750 shares of common stock of Financial Industries Corporation (FIC) (See Note 9). This represents 3.5% of FIC's outstanding common stock at December 31, 1996.

          3. Disclosures about Fair Value of Financial Instruments

          The estimated fair values of the Company's financial instruments at December 31, 1996 are as follows:
                                                        Carrying  Fair
                                                        Amount    Value
                                                          (in thousands)
          Financial assets:
          Fixed maturities                              $462,061  $462,270
          Policy loans                                    53,030    53,030
          Mortgage loans                                  13,494    14,066
          Short-term investments                          91,556    91,556
          Cash and cash equivalents                        3,313     3,313
          Notes receivable from affiliates                59,940    59,940

                                                        Carrying  Fair
                                                        Amount    Value
                                                          (in thousands)
          Financial liabilities:


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Deferred annuities                            $115,039  $114,445
          Supplemental contracts                          11,452    11,008
          Senior loans                                    24,944    24,944
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


                 INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          4. Present value of future profits of acquired business

          An analysis of the present value of future profits of acquired businesses is as follows:



                                                    1996           1995
          Beginning balance                      $   48,606     $   46,153
          Acquisition of insurance subsidiary           -0-          8,664
          Accretion of interest                       4,401          4,437
          Amortization                               (7,767)       (10,648)
          Ending balance                         $   45,240     $   48,606

          Amortization of the present value of future profits included in the consolidated statements of income is presented net of the accretion of interest.

          The estimated amount of present value of future profits to be amortized net of interest accretion during each of the next five years is as follows:

                                        1997             $ 5,354
                                        1998             $ 4,876
                                        1999             $ 2,969
                                        2000             $ 2,639
                                        2001             $ 2,324

          5. Acquisition of Business

          On February 14, 1995, the Company and Investors-NA completed the purchase of Meridian Life Insurance Company (MLIC), a life insurer domiciled in Indiana, from Meridian Mutual Insurance Company. Under the terms of the agreement, the Company acquired approximately 82% of the outstanding common stock of MLIC for $14 million. Investors-NA acquired the remaining 18% for $3 million. Immediately after finalizing the transaction, ILCO contributed its acquired shares to unassigned surplus of Investors-NA, resulting in MLIC being a wholly owned subsidiary of Investors-NA. ILCO's senior loan was increased by $15 million (through an amendment to the loan agreement) to fund its portion of the purchase price. Subsequent to the purchase, MLIC's name was officially changed to Investors' Life Insurance Company of Indiana (INVIND). The transaction was accounted for as a purchase business combination. Accordingly, the results of INVIND's operations are included in income from the date of the acquisition. The purchase price has been allocated to the fair values of the assets and liabilities acquired, including the present value of future profits disclosed in Note 4.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


          6. Senior Loans

          The Company's outstanding debt at December 31, 1996 and 1995 consists of a series of separate notes, each of which is payable to a member bank of a lending syndicate with principal payments beginning April 1, 1993 and a final payment on or before July 1, 1999. The balance of the notes was $24,944,000 and $59,385,000 at December 31, 1996 and 1995, respectively. Interest is payable at the Company's option based on (1) the managing bank's corporate base rate plus 1.25% declining to .5% as principal declines, or (2) LIBOR plus 2.5% declining to 1.75%. The rate in effect at December 31, 1996 and 1995 was 7.56% and 8.18%, respectively.

          The obligations of the Company under the Senior Loans are secured by: (1) all of the outstanding shares of stock of Investors-NA,
          (2) a $15,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $5,706,224 as of December 31, 1996 and (3) a $140,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $32,840,000 as of December 31, 1996. The obligations of the Company under the Senior Loans are guaranteed by FIC.

          The  Senior  Loans documents  also  require the  Company  to make additional mandatory principal payments which reduce the quarterly principal payments in the inverse order of their due dates. The payments are equal to (a) 100% of the net proceeds from the issuance of the Company's capital stock or debt securities and (b) the applicable percentage of the Company's annual Excess Cash Flow (as defined). Additional mandatory principal payments during 1996, 1995 and 1994 were $941,000, $4,200,000 and $3,915,000, respectively. The Senior Loan may be prepaid, in whole or in part, without penalty or premium.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Prepayments during 1996, 1995 and 1994 were $15,500,000, $-0- and
          $-0-, respectively.
          In connection with the acquisition of Meridian Life Insurance Company in February, 1995 (See Note 5), the Company borrowed an additional $15 million under the Senior Loans to help finance the purchase. In addition, the maturity schedule was extended one year to July 1, 1999. Maturities of the Senior Loans over the next three years are as follows:

                                     (in thousands)
                                 1997          $  18,080
                                 1998              6,864
                                 1999                -0-
                                               $  24,944

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

          The U.S. federal income tax provision (benefit) charged to continuing operations for the years ended December 31, was as follows:
                                                   1996     1995     1994
                                                  (amounts in thousands)
          Current tax provision                  $ 10,227 $   945  $ (465)
          Deferred tax provision                    4,278   4,824   6,248
            Total provision for income taxes     $ 14,505 $ 5,769  $5,783


          Provision has not been made for state and foreign income tax expense since expense is minimal.

          The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to pre-tax income from continuing operations before extraordinary item as a result of the following differences:


                                                   1996     1995     1994
          Income taxes at the statutory rate     $14,505  $ 5,769  $ 5,495
          Increase (decrease) in taxes resulting
           from:

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Deferred compensation arrangement         -0-      -0-      375
           Other items, net                          -0-      -0-      (87)
           Total provision for income taxes      $14,505  $ 5,769  $ 5,783

          Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                           Dec. 31,   Dec. 31,
                                             1996       1995
          Deferred Tax Liability:

          Deferred policy acquisition
           costs                           $ 4,989    $ 4,058
          Present value of future profits   11,715     10,201
          Invested assets                      769        998
          Net unrealized appreciation on
           marketable securities             1,497      7,369
          Acquisition discounts on
           mortgages/policy loans            1,984      2,404
          Reinsurance recoverable            3,268      3,953
          Other taxable temporary
           differences                       2,876      3,135
          Total deferred tax liability     $27,098    $32,118

                                           Dec. 31,   Dec. 31,
                                             1996       1995
          Deferred Tax Asset:

          Policy Reserves                  $ 1,594    $ 4,757
          Other deferred tax asset             -0-        527
          Net operating loss carry forward   1,512        828
          Minimum tax credit                   300        281
          Deferred Compensation                -0-        263
          Total deferred tax asset           3,406      6,656

               Net deferred tax liability  $23,692    $25,462


          Deferred federal income tax (benefit) expense of $(5,872,000) and $17,976,000 for 1996 and 1995, respectively, have been provided on the unrealized (depreciation) appreciation of marketable securities and included in the deferred tax liability. This decrease in deferred tax liability has been recorded as a reduction to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense.


                 INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Under the provisions of pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of ILIC and Investors-NA was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as "policyholders' surplus accounts". Subject to certain limitations,"policyholders' surplus" is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in these accounts for Investors-NA and ILIC at December 31, 1996 and 1995 was $8,225,000 and $4,357,000, respectively. Federal income tax of $2,879,000 and $1,525,000 would be due if the entire balance is distributed at a tax rate of 35%.

          The Company does not anticipate any transactions that would cause any part of the policyholders' surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 1996 and 1995, Investors-NA and ILIC have approximately $106,000,000 and $5,800,000, respectively, in the aggregate in their shareholders' surplus accounts from which distributions could be made without incurring any federal tax liability.

          At December 31,  1996, the Company and  its non-life wholly-owned
          subsidiaries   have   net   operating   loss   carryforwards   of
          approximately $4.3 million.

          At December 31, 1996, there were no IRS examinations in progress for the Company or its subsidiaries.

          8. Reinsurance

          The Company reinsures portions of certain policies thereby providing greater diversification of risk and minimizing exposure on larger policies. The Company's retention on any one individual ranges from $60,000 to $250,000 depending on the risk. The Company remains liable to the extent the reinsurance companies are unable to meet their obligations under the reinsurance agreements.

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The amounts reported in the consolidated financial statements for reinsurance ceded are as follows:
                                                      December  31,

                                                   1996          1995
                                                     (in thousands)

          Future policy benefits               $   7,314       $   7,964
          Unearned premiums                        1,946           2,634
          Other policy claims and benefits
           payable                                    76             155
          Amounts recoverable on paid claims       2,787           3,721
          Reinsurance receivables              $  12,123       $  14,474

                                                Years ended December 31,
                                              1996       1995        1994
                                                    (in thousands)

          Premiums                         $   7,962  $   8,568   $  10,907
          Policyholder benefits and
           expenses                        $  14,712  $  14,404   $  14,176

          9. Shareholders' Equity

          The Company is controlled by FIC, a life insurance holding company, through FIC's ownership of approximately 46% of the Company's outstanding common stock. FIC also holds options to purchase up to an additional 1,702,155 shares of the Company's authorized but unissued common stock at a price equal to the average market value during the six months preceding the exercise date. If all of these options were exercised at December 31, 1996, FIC would own approximately 61.81% of the issued and outstanding shares of the Company's common stock, assuming no other options or warrants held by other parties were exercised.

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

          Net income (before surplus debenture interest expense) and capital and surplus of Investors-NA as reported to insurance regulators and as determined in accordance with statutory accounting practices are as follows:


                                            Year Ended December 31
                                                (in thousands)
                                        1996         1995         1994

          Net Income                 $  33,068    $  23,810    $  21,706
          Capital and Surplus        $  56,174    $  61,896    $  53,841

          The insurance regulations of the state of Washington limit the amount an insurer may invest in the obligations of any one corporation to four percent of the insurer's statutory admitted assets. Investors-NA held $51,211,460 and $52,500,000 in subordinated notes issued by Family Life Corporation, a wholly-owned subsidiary of FIC, at December 31, 1996 and 1995, respectively. This investment exceeds the limit on investments prescribed by the state of Washington by $8,787,303 and $9,282,287 at December 31, 1996 and 1995, respectively. Prior to the acquisition of these notes, Investors-NA received written approval from the Washington State Insurance Department for the inclusion of the full amount of these notes in its statutory admitted assets. At December 31, 1996 and 1995, this permitted practice increased statutory surplus by $8,787,303 and $9,282,287 over what it would have been under prescribed statutory accounting practices.

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

          The Plan's basic retirement income benefit at normal retirement age is 1.57% of the participant's average annual earnings less 0.65% of the participant's final average earnings up to covered compensation multiplied by the number of his/her years of credited service. For participants who previously participated in the plan maintained by the Company for the benefit of former employees of the IIP Division of CIGNA Corporation (the IIP
          Plan), the benefit formula described above applies to service subsequent to May 31, 1996. With respect to service prior to that date, the benefit formula provided by the IIP Plan is applicable, with certain exceptions applicable to former IIP employees who are classified as highly compensated employees.

          Former eligible IIP employees commenced participation automatically. The Plan also provides for early retirement, postponed retirement and disability benefits to eligible employees. Participant benefits become fully vested upon completion of five years of service, as defined, or attainment of normal retirement age, if earlier.


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The pension costs for all plans include the following components:

                                                   1996             1995
                                                      (in thousands)
          Service cost-benefits earned
           during the period                      $  502           $  313

          Interest cost on projected
           benefit obligation                        686              571

          Return on plan assets                   (1,128)          (1,081)

          Amortization                              (229)            (269)

          Pension benefit                         $ (169)          $ (466)


          The  following  summarizes the  funded  status  of the  plans  at
          December 31:
                                                  1996              1995

                                                      (in thousands)

          Actuarial present value of:
            Vested benefit obligation           $ (7,726)         $ (7,495)

            Accumulated benefit obligation      $ (7,914)         $ (7,870)

          Projected benefit obligation          $ (8,936)         $ (9,155)

          Plan assets at market value             15,322            14,316

          Plan assets in excess of projected
            benefit obligations                 $  6,386          $  5,161

          Unrecognized prior service cost       $   (926)         $ (1,888)

          Unrecognized net (gain) loss           $ (1,317)         $   700


          Prepaid pension expense               $  4,143          $  3,973

          The significant assumptions for the plans are as follows:

          The discount rate for projected benefit obligations was 7.75% and 7.0% in 1996 and 1995, respectively. The assumed long-term rate of compensation increases was 6.0% and 6.5% for 1996 and 1995, respectively. The long-term rate of return on plan assets was 8.0% for 1996 and 1995. Assumed expenses as a percentage of plan assets were 0.5.% and 0% for 1996 and 1995, respectively.

          Savings and Investment Plan

          The Company adopted a Savings and Investment (401(k)) Plan that allows eligible employees who have met a one-year service requirement to make contributions to the Plan on a tax-deferred basis. A Plan participant may elect to contribute up to 16% of eligible earnings on a tax deferred basis, subject to certain limitations applicable to "highly compensated employees" as defined in the Internal Revenue Code. Plan participants may allocate contributions, and earnings thereon, between investment options selected by participants. The Account Balance of each
          Participant is 100% vested at all times. Prior to January 1, 1990, the Company made matching contributions of up to 50% of the first 6% of eligible compensation contributed by the plan participants. Vesting of such company contributions is based on number of years of service. The employer contributions were discontinued effective January 1, 1990.

          During 1995, the Plan was amended to allow for the addition of Family Life Insurance Company (FLIC), a wholly-owned subsidiary of FIC, as a participating employer, thus allowing FLIC employees to participate in the Plan. The amendment did not affect the Plan's tax-qualified status.

          Employee Stock Ownership Plan

          During 1979, the Company established an Employee Stock Ownership Plan and a related trust for the benefit of its employees. The Plan generally covers employees who have attained the age of 21 and have completed one year of service. Vesting of benefits to employees is based on number of years of service. No contributions were made to the Plan in 1996, 1995 or 1994. At December 31, 1996, the Plan had a total of 349,625 shares which are allocated to participants and 15,180 which remain unallocated.

          During 1995, the Plan was amended to allow for the addition of FLIC as a participating employer, thus allowing FLIC employees to participate in the Plan. The amendment did not affect the Plan's tax-qualified status.

          Stock Option Plans

          The Company applies APB Opinion No. 25 and related Interpretations in Accounting for its stock option plans, which are described below accordingly. No compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by FAS No. 123, the impact to the Company's net income would have been immaterial.

          Under the Company's Incentive Stock Option Plan, options to purchase shares of the Company's common stock, at 100% of fair market value on the date of grant, have been granted to key employees. A total of 315,000 shares of the Company's common stock are currently reserved for issuance under this plan. As of December 31, 1996, options to purchase 327,850 shares have been granted since the plan's inception. As of December 31, 1996, 161,750 options have been exercised and 86,100 options have been terminated.

          At December 31, 1996 72,000 options to purchase shares of the Company's common stock at prices ranging from $3.33 to $8.75 remain outstanding. The number of options exercised in 1996, 1995 and 1994 were 9,500, 11,000 and 5,500, respectively.

          Under the Non-Qualified Stock Option Plan for certain officers, directors, agents and others, the Board of Directors is authorized to issue options to purchase up to 600,000 shares of the Company's common stock at 100% of the fair market value on the date of grant but in no case less than $3.33 per share. In 1988, options to purchase 330,000 shares were granted at a price of $3.33 per share. In 1991, options to purchase 50,000 shares were granted at prices ranging from $8.75 to $9.25. In 1992 and 1990 options to purchase
          60,000 and 30,000 shares respectively, expired. In 1995, options to purchase 60,000 shares were granted at a price of $11.12 per share. These same options, along with 20,000 other options, were terminated in 1996. There were no options granted in 1996. The number of options exercised in 1996, 1995 and 1994 were 48,000, 48,000 and -0-, respectively.

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table summarizes activity under all Plans for each of the three years ended December 31, 1996:
                                                         1994   Weighted
                                                                Average
                                                     Shares     Exercise
                                                     (000's)    Price
          Outstanding at the
           beginning of the year                         388     $ 4.61
              Granted                                      0       0.00
              Exercised                                   (5)      9.25
              Canceled                                     0       0.00
          Outstanding at the end of the year             383     $ 4.58

          Options exercisable at year end                132     $ 4.79

          Weighted average fair value of
           options granted during the year                       $ 0.00

                                                         1995   Weighted
                                                                Average
                                                     Shares     Exercise
                                                     (000's)    Price
          Outstanding at the
           beginning of the year                         383     $ 4.58
              Granted                                     60      11.12
              Exercised                                  (59)      3.67
              Canceled                                     0       0.00
          Outstanding at the end of the year             384     $ 5.75

          Options exercisable at year end                130     $ 4.70

          Weighted average fair value of
           options granted during the year                60     $11.12

                                                         1996   Weighted
                                                                Average
                                                     Shares     Exercise
                                                     (000's)    Price
          Outstanding at the
           beginning of the year                         384     $ 5.75
              Granted                                      0       0.00
              Exercised                                  (58)      4.24
              Canceled                                   (80)     10.65
          Outstanding at the end of the year             246     $ 4.50

          Options exercisable at year end                120     $ 4.38

          Weighted average fair value of
           options granted during the year                       $ 0.00


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Options
                                                            outstanding
                                                          weighted-average
                                       Number                remaining
              Range of              outstanding             contractual
           exercise prices       December 31, 1996          life (years)

            $3.33 - 3.54             194,000                   1.85

            $8.75                     52,000                   4.42

            $3.33 - 8.75             246,000                   2.39



               Range of           Weighted average
           exercise prices         exercise price

            $3.33 - 3.54               $3.36

            $8.75                      $8.75

            $3.33 - 8.75               $4.50



               Range of          Number exercisable       Weighted average
           exercise prices       December 31, 1996         exercise price

            $3.33 - 3.54              98,000                  $3.39

            $8.75                     22,000                  $8.75

            $3.33 - 8.75             120,000                  $4.38


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In 1989 options to purchase 600,000 shares of the Company's common stock at $1.00 per share were granted by the Board of Directors to the Company's Chairman of the Board. These options became exercisable upon approval of the Board of Directors in annual installments of 150,000 shares each. The last installment was granted in 1992. In 1992, the chairman surrendered for cancellation 120,000 of these options. In October of 1993, the Company entered into an agreement with the Chairman, whereby the Chairman agreed to surrender all of his remaining common stock options between 1993 and 1996. Pursuant to this agreement, all remaining options were surrendered through December 31, 1996, (see Note 12).

          11. Leases

          The Company and its subsidiaries occupy office facilities under lease agreements which expire at various dates through 2005. Certain office space leases may be renewed at the option of the Company.

          Rent  expense in 1996, 1995, and 1994 was $2,466,679, $2,531,085, and $1,424,946, respectively, under these lease agreements. Minimum annual future rentals are as follows:
                                                        (in thousands)
                                                       1997       1,115
                                                       1998         637
                                                       1999         637
                                                       2000         637
                                                       2001         637
                                                Thereafter        2,546
                                                               $  6,209

          12. Related Party Transactions

          On  June 12,  1991,  FIC (which  owns  approximately 46%  of  the outstanding common stock of the Registrant) completed the purchase of all the outstanding shares of Family Life Insurance Company, a Washington domiciled life insurance company, from Merrill Lynch Insurance Group, Inc. The transaction was financed, in part, by a senior subordinated loan of $22.5 million by Investors - NA to Family Life Corporation (FLC), an indirect, wholly-owned subsidiary of FIC, and a senior loan of $2.5 million by Investors - NA to FIC. In addition to the interest provided under the terms of said loans, Investors - NA was granted non-transferrable options to purchase up to a total of 9.9 percent of the common shares of FIC. The option price is $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent the effect of dilution. As a result of the five-for-one stock split implemented by FIC, effective in November 1996, the exercise price of the options was changed to $2.10 per share. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the subordinated loans held by Investors-NA, the expiration date of the options was extended to September 12, 2006.

          On July 30, 1993, FLC prepaid its Merrill Lynch subordinated loans. The transaction was financed, in part, by a subordinated loan of $30 million by Investors - NA to FLC and by a subordinated loan of $4.5 million by Investors - NA to Family Life Insurance Investment Company, (FLIIC), a wholly-owned subsidiary of FIC and parent of FLC.

          Notes receivable from affiliates of $59,940,193 include $51,211,460 of senior subordinated loans by Investors - NA to FLC, a subordinated loan of $4,475,469 to FLIIC, and a senior loan of $4,253,264 to FIC. Interest earned by ILCO on the aforementioned loans totaled $6,095,877, $6,044,322 and $5,993,512 in 1996, 1995 and 1994, respectively. At December 31,
          1996 and December 31, 1995 accrued interest was $297,486 and $1,459,408, respectively.

          Rent and certain other operating expenses aggregating approximately $305,000, $830,000, and $585,000, were incurred by FIC in 1996, 1995 and 1994, respectively, on behalf of the Company. The Company reimbursed FIC for these costs.

          ILCO received $14 million, $15 million, and $13 million from Family Life Insurance Company for direct costs incurred by ILCO on behalf of Family Life Insurance Company's operations in 1996, 1995 and 1994, respectively. Under an agreement between ILCO and Family Life all direct costs incurred on behalf of the other are to be reimbursed.

          In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan, to develop universal life and annuity business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

          In October of 1993, the Company entered into an agreement with the Chairman, whereby the Chairman agreed to surrender all of his remaining common stock options for consideration of $6,847,000 (See Note 11). Prior to entering into this agreement, the Company had accrued compensation expense related to these options of $4,225,000. Upon entering into the agreement, additional compensation was recorded totaling $2,622,000 for the year ended December 31, 1993 to increase total compensation to the surrender price. Accordingly, a liability was recorded for the unpaid portion of the agreement. Pursuant to this agreement, during 1993 the Chairman was paid $3,237,120 for cancellation of 240,000 of these options and during 1994 he was paid $997,520 for cancellation of 68,500 options and $379,143 for federal income tax reimbursement relating to the cancellation of options in 1993. During 1995, the Chairman was paid $836,582 for the cancellation in 1995 of options to purchase 50,000 shares of ILCO's Common Stock, $156,323 for the federal income tax reimbursement relating to the cancellation in 1994 of options to purchase 68,500 shares and $127,608 as the final payment relating to the cancellation in 1993 of options to purchase 240,000 shares. The federal income tax reimbursements are expensed in the period when they are incurred. During 1996, the Company paid the Chairman: (i) $1,862,000 for the cancellation in 1996 of options to purchase 121,500 shares of the Company's common stock, plus interest at the rate of 8% per year on such amount for a one year period (for a total of $2,011,737); (ii) $120,700 for the federal income tax reimbursement relating to the cancellation in 1995 of options to purchase 50,000 shares of the Company's common stock; and (iii) $313,960 for the federal income tax reimbursement relating to the 1996 options cancellation.

          Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided by an offsite third party until November 30, 1994. Commencing December 1, 1994, all of those data processing needs are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. Family Life paid $1,055,639, $779,052, and $151,977 and Investors-NA, Investors-IN and ILIC paid $2,243,234, $1,655,486, and $181,971 to FIC Computer for data processing services provided during 1996, 1995 and 1994, respectively.

                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          13. Commitments and Contingencies

          The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such matters will not have a material impact on the financial statements.

          14. Net Income Per Share

          Net income per share was determined by dividing net income available to common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

          For the years ended December 31, 1996, 1995 and 1994, net income available to common shareholders is calculated as follows:

                                                  1996          1995
          1994
                                                       (in thousands)

          Net income                             $26,938  $10,714  $ 9,917

          Interest expense reduction,
           net of income tax effect                  643      671      472

          Net income available to
           common shareholders                   $27,581  $11,385  $10,389



          Changes in the market price of the Company's common stock also impacts the number of common stock options and warrants which are considered dilutive under the treasury stock method of calculating the weighted average common stock and common stock equivalents. For the years ended December 31, 1996, 1995 and 1994, weighted average common stock and common stock equivalents is calculated as follows:


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          1996        1995        1994
                                                  (In thousands)
          Weighted average common
           shares outstanding             4,233       4,139       4,116
          Common stock equivalents:

           Common stock options           1,994       2,085       2,084


          Less assumed repurchase of
           shares using the treasury
           stock method                    (847)       (835)       (822)

          Common stock and common
           stock equivalents              5,380       5,389       5,378


          15.  Quarterly Financial Data (unaudited)
               (in thousands, except per share amounts)

                                           Three Months       Three Months
                                           Ended              Ended
                                           March 31,          June 30,
                                        1996      1995     1996     1995

          Net Operating Revenue         $53,581  $29,105  $27,836  $31,017

          Net Income                    $18,042  $ 2,589  $ 2,936  $ 2,601

          Net income per share
           available to common
           shareholders                 $  3.35  $  0.51  $  0.57  $  0.52


                                           Three Months      Three Months
                                           Ended             Ended
                                           September 30,     December 31,
                                        1996       1995     1996      1995


          Net Operating Revenue         $29,474  $30,453  $27,353  $31,815

          Net Income                    $ 2,973  $ 2,498  $ 2,987  $ 3,026

           Net income per share
            available to common
            shareholders                $  0.59  $  0.50  $  0.59  $  0.58


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                    SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN
                             INVESTMENTS IN RELATED PARTIES
                                  December 31, 1996
                              (in thousands of dollars)


          Column A                            Column B  Column C  Column D
                                                                  Amount at
                                                                  Which
                                                                  Shown in
                                                                  the
                                                                  Balance
          Type of Investment                  Costs     Value     Sheet
          Fixed maturities available for
           sale:
          United States Government and
           government agencies and
           authorities                        $ 13,817  $ 14,701  $ 14,701
          States, municipalities and
           political subdivisions                4,727     4,890     4,890
          Foreign governments                        5         5         5
          Corporate securities                 120,263   119,220   119,220
          Mortgage-backed securities           312,738   315,080   315,080

          Total fixed maturities available
           for sale                            451,550   453,896   453,896

          Fixed maturities held to maturity      8,165     8,374     8,165

          Total fixed maturities               459,715   462,270   462,061

          Equity securities:
          Public utilities                           2         3         3
          Banks, trust and financial
           institutions                             31        85        85
          Industrial, miscellaneous and all
           other                                    22        30        30

          Total equity securities                   55       118       118

          Policy loans                          53,030    53,030    53,030
          Mortgage loans                        13,494    14,066    13,494
          Real estate                           38,696    38,696    38,696
          Short term investments                91,556    91,556    91,556

          Total investments                   $656,546  $659,736  $658,955


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
          UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                           December 31, 1996, 1995 and 1994




          Column A                                    Column B   Column C
                                                      Balance at
                                                      Beginning
          Name of Debtor                              of Period  Additions

          December 31, 1996                           $    -0-      -0-


          December 31, 1995

                                                      $    -0-      -0-
          December 31, 1994

          Roy F. Mitte
            Non-interest bearing loan
             repayable in three years unless
             forgiven by Board of Directors           $650,000      -0-


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
          UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                     December 31, 1996, 1995 and 1994, Continued



          Column A                            Column D            Column E
                                                        Amounts   Balance
                                              Amounts   Written   at End of
          Name of Debtor                      Collected Off       Period

          December 31, 1996                        -0-      -0-   $    -0-


          December 31, 1995                        -0-      -0-   $    -0-


          December 31, 1994

          Roy F. Mitte
            Non-interest bearing loan
             repayable in three years unless    650,000     -0-   $    -0-
             forgiven by Board of Directors

                  INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                    BALANCE SHEETS
                              December 31, 1996 and 1995
                              (in thousands of dollars)




          ASSETS                                        1996         1995

          Short-term investments                $      6,252  $     7,022

          Cash and cash equivalents                      126           63

          Subordinated debenture receivables
           from Investors Life Insurance
           Company of North America,
           due September 30, 1999                     38,546       72,835

          Investments in and advances to
            subsidiaries                              91,601       76,730

          Accounts receivable                          6,117        6,117

          Property, plant and equipment, net             277          279

          Federal income tax receivable                  -0-          -0-

          Other assets                                 1,022        2,237

                                                $    143,941  $   165,283


                  INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED FINANCIAL STATEMENTS OF REGISTRANTS
                              BALANCE SHEETS, continued
                             December 31, 1996 and 1995
                              (in thousands of dollars)

          LIABILITIES AND SHAREHOLDERS' EQUITY              1996      1995
          Liabilities:
          Accounts payable and accrued expenses         $  2,226  $  5,293
          Senior loans                                    24,944    59,385
          Deferred gain on sale of real estate               956     1,066
                                                          28,126    65,744
          Redeemable preferred stock:
           Class A preferred stock, $1 par value,
            shares authorized and issued                   5,000     5,000
           Class B preferred stock, $1 par value,
            shares authorized, and issued                 15,000    15,000
                                                          20,000    20,000
          Redeemable preferred stock, repurchased and
           held as treasury stock                        (20,000)  (20,000)
                                                             -0-       -0-
          Shareholders' equity:


            Common stock, $.22 par value, 10,000,000
            shares authorized; 5,223,739 and 5,166,239
            shares issued, 4,232,829 and 4,175,329
            shares outstanding in 1996 and 1995,
            respectively                                   1,150     1,137
           Additional paid-in capital                      3,752     3,521
           Net unrealized appreciation of securities
            held by insurance subsidiaries                 1,255       748
           Net unrealized gain (loss)
            on investments in fixed
            maturities available for sale held by
            insurance subsidiaries                         1,525    12,938
           Retained earnings (including $105,628 and
            $78,639 of undistributed earnings of
            subsidiaries at December 31, 1996 and 1995,
            respectively)                                108,697    81,759
           Common treasury stock, at cost, 665,950       116,379   100,103
            shares in 1996 and 1995                         (564)     (564)
           Total shareholders' equity                    115,815    99,539
           Total liabilities and shareholders' equity   $143,941  $165,283


                  INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
             SCHEDULE III - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT,
                           STATEMENTS OF INCOME, continued
                     Years Ended December 31, 1996, 1995 and 1994
                              (in thousands of dollars)


                                            1996         1995        1994
          Revenues charged to
           subsidiaries:
           Interest income             $    4,915  $     8,236 $     7,888
           Other income                       133          134         113
                                            5,048        8,370       8,001

          Operating expenses                2,513        1,779       1,386
          Interest expense                  2,613        5,469       4,914
                                            5,126        7,248       6,300

          Income (loss) from
           operations                         (78)       1,122      1,701
          Federal income tax
           provision                          (27)         393         970

          Net income (loss) before
           equity in undistributed
           earnings from subsidiaries
           extraordinary item and
           change in accounting
           principle                          (51)         729        731

          Equity in undistributed
           earnings from subsidiaries      26,989        9,985      9,186

          Net Income                  $    26,938 $     10,714 $    9,917


                  INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
                  SCHEDULE III - CONDENSED STATEMENTS OF REGISTRANT
                          STATEMENT OF CASH FLOWS, continued
                              (in thousands of dollars)

                                                 Year ended December 31,
          CASH FLOWS FROM OPERATING               1996      1995      1994
           ACTIVITIES:
          Net income                          $ 26,938  $ 10,714  $  9,917
          Adjustments to reconcile net income
           to net cash provided by (used in)
           operating activities:
          Amortization of deferred gain on
           sale of real estate                    (110)     (109)     (109)
          Unrealized appreciation
           (depreciation) of equity
           securities held by insurance
           subsidiaries                            507       180      (377)
          Decrease in accounts receivable          -0-        32       615
          Increase in investment
           in and advances to subsidiaries     (26,284)  (21,748)   (3,742)
          (Decrease) increase in accounts
           payable and accrued expenses         (3,067)      723       384
          Decrease in deferred federal income
           taxes, net                              -0-       -0-        83
          Decrease (increase) in other assets    1,215       640     1,028
          Other                                      2       (87)       79
           Net Cash (used in) provided by
            operating activities                  (799)   (9,655)    7,878
          CASH FLOWS FROM INVESTING
           ACTIVITIES:
          Investments (purchased) sold             770    (1,283)     (302)
           Net cash provided by (used in)
            investing activities                   770    (1,283)     (302)
          CASH FLOWS FROM FINANCING
           ACTIVITIES:
          Repayment of debt                    (34,441)   (7,200)  (17,415)
          Payment on subordinated debenture
           payable                                 -0-      (200)      (50)
          Stock options exercised                  244       680       -0-
          Payment received on subordinated
           debenture receivable                 34,289    14,960     8,744
            Net cash provided by (used in)
             financing activities                   92     8,240    (8,721)

          Net increase in cash                      63      (132)   (1,145)
          Cash, beginning of year                   63       195     1,340
          Cash, end of year                   $    126  $     63  $    195


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     SCHEDULE VI - REINSURANCE CEDED AND ASSUMED
                 For the years ended December 31, 1996, 1995 and 1994
                              (in thousands of dollars)


                                                    Ceded To    Assumed
                                        Direct      Other       From Other
          1996                          Amount      Companies   Companies

          Life insurance in-force       $7,009,993  $1,112,318  $   18,481

          Premium:
           Life insurance               $   16,863  $    8,164  $      100
           Accident-health insurance           948        (202)         31

          Total                         $   17,811  $    7,962  $      131

          1995          ____

          Life insurance in-force       $7,693,274  $  864,512  $    8,124

          Premium:
           Life insurance               $   18,561  $    8,773  $      127
           Accident-health insurance         2,260        (205)         38

          Total                         $   20,821  $    8,568  $      165

          1994

          Life insurance in-force       $7,056,436  $  427,611  $   24,073

          Premium:
           Life insurance               $   20,712  $    9,998  $      676
           Accident-health insurance         3,703         909         133

          Total                         $   24,415  $   10,907  $      809


                  INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     SCHEDULE VI - REINSURANCE CEDED AND ASSUMED
                 For the years ended December 31, 1996, 1995 and 1994
                              (in thousands of dollars)


                                                    Percentage
                                        Net         Of Amount
          1996                          Amount      Assumed

          Life insurance in-force        5,916,156         .31%

          Premium:
           Life insurance               $    8,799        1.15%
           Accident-health insurance         1,181        2.71%

          Total                         $    9,980        1.33%

          1995

          Life insurance in-force       $6,836,886        .12%

          Premium:
           Life insurance               $    9,915       1.24%
           Accident-health insurance         1,179       3.22%

          Total                         $   11,694       6.84%

          1994

          Life insurance in-force       $6,652,898        .36%

          Premium:
           Life insurance               $   11,390       5.94%
           Accident-health insurance         2,927       4.54%

          Total                         $   14,317       5.65%


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

          10(m) Lease dated December 20, 1085 between Registrant and Parker Road Associates for the rental of 40 Parker Road, Elizabeth, New Jersey. (4)

          10(o)                    (i)  Grid Note dated  December 18,  1985
                                        in  the amount of  $800,000 made by
                                        the   Registrant  and   payable  to
                                        Midlantic National Bank.  (4)

                                   (ii) Demand Note dated December 18, 1985
                                        in the amount  of $491,165.03  made
                                        by   Registrant   and  payable   to
                                        Midlantic National Bank.  (4)

          10(ah)                   Credit Agreement  for $125,000,000 dated
          as                       of  December  28, 1988  among Registrant
          and                      certain banks identified therein.  (5)

          10(ai) Note Purchase Agreement dated as of December 31, 1988 between Registrant and a Rhode Island based insurance/financial services company. A Note Purchase Agreement in substantially identical form was executed with seven other entities identified in these exhibit.
                                   (5)

          10(aj) Class A Preferred Stock Purchase Agreement dated as of December 1, 1988 between Registrant and Insurance Company of North America. (5)

          10(ak) Class B Preferred Stock Purchase Agreement dated as of December 1, 1988 between Registrant and a Rhode Island based insurance/financial services
                                   company.    A  Class  B  Preferred Stock
                                   Purchase   Agreement   in  substantially
                                   identical form was  executed with  seven
                                   other   entities   identified  in   this
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

          10(aad) Amended and Restated Pledge Agreement dated January 29, 1993 between the Registrant and the agent bank named therein. (10)

          10(aae) Stock Option Agreement dated March 8, 1986 between Registrant and Financial Industries Corporation. (10)

          10(aaf) Surplus Debenture dated as of November 13, 1986 in the amount of $15,000,000 made  by  New  Standard  to  Registrant.
                                   (10)

          10(aag) Terms and Conditions of Employment Contracts of James M. Grace, Eugene E. Payne and Joseph F. Crowe approved by Registrant's Board of Directors on May 16, 1991, ((10)

          10(aah) Letter agreement and addendum dated July 23, 1992 between Investors Life Insurance Company of North America and Mr. and Mrs. Theodore A. Fleron. (10)

          10(aai) Letter agreement dated October 15, 1992 between Roy F. Mitte and Registrant evidencing surrender and cancellation of stock options. (10)

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

          10(aav) Lease Agreement dated as of September 30, 1994 between FIC Realty Services, Inc. and Atrium Beverage Corporation.
                                   (12)

          10(aaw) Management Agreement dated as of September 30, 1994 between HCD Austin Corporation as agent for FIC Realty Services, Inc. and Atrium Beverage Corporation. (12)

          10(aax)                  Amendment Agreement dated  as of  August
                                   8, 1995 among the Registrant and certain banks identified therein. (13)

          10(aay)                  Amendment Agreement dated as of December
                                   15,  1995  among   the  Registrant   and
                                   certain banks identified therein.  (13)

          10(aaz) Agreement of Sale dated as of September 5, 1995 between Omni Congress Joint venture as Buyer and Investors Life Insurance Company of North America as Seller, with exhibits, amendments and assignment. (13)

          10(aaaa)       121       Amendment No. 2 dated December 12, 1996,
                                   effective  June  12,  1996 to  the  note
                                   dated  June 12,  1991  in the  amount of
                                   $22.5  million  made   by  Family   Life
                                   Corporation in favor  of Investors  Life
                                   Insurance Company of North America.

          10(aaab)       125       (i)  Amendment No. 1 dated  December 12,
                                        1996,  effective  June 12,  1996 to
                                        the note dated June 12, 1991 in the
                                        amount  of  $2.5  million  made  by
                                        Financial Industries Corporation in
                                        favor  of Investors  Life Insurance
                                        Company of California.

                         128       (ii) Amendment No. 1 dated  December 12,
                                        1996,  effective  June 12,  1996 to
                                        the "payment in kind" provisions of
                                        the note dated June 12, 1991 in the
                                        amount  of  $2.5  million  made  by
                                        Financial Industries Corporation in
                                        favor  of Investors  Life Insurance
                                        Company of North America.

          10(aaac)       131       Amendment No. 1 dated December 12, 1996,
                                   effective June 12, 1996 to the note dated July 30, 1993 in the amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance
                                   Company of North America.

          10(aaad)       136       Amendment No. 1 dated December 12, 1996,
                                   effective  June  12,  1996  to  the note
                                   dated  July  30, 1993  in the  amount of
                                   $4.5   million   made  by   Family  Life
                                   Insurance Investment Company in favor of
                                   Investors  Life   Insurance  Company  of
                                   North America.

          10(aaae)       140       Amendment  Agreement  dated as  of April
                                   24, 1996 between Registrant and certain banks identified therein.

          10(aaaf)       144       Waiver  Agreement  dated as  of December
                                   12, 1996 between Registrant and certain banks identified therein.

          10(aaag)       149       Amendment  Agreement dated  December 12,
                                   1996   to   the   Option  Agreement   by
                                   Financial   Industries  Corporation   in
                                   favor   of   Investors  Life   Insurance
                                   Company of North  America and  Investors
                                   Life Insurance Company of California

          21             151       Subsidiaries of the Registrant.

          23             152       Consent of Price Waterhouse, LLP.



           (1) Filed with the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-7290, and incorporated herein by reference.

           (2) Filed with the Registrant's Registration Statement on Form S-8 (Registration No. 2085333) and incorporated herein by reference; except Amendment filed December 14, 1988 (item
               (iv)), which was filed with Registrant's Current Report of Form 8-K dated January 12, 1989, and incorporated herein by reference; and Amendment filed February 9, 1990, which was filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.


           (3) Filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984 and incorporated herein by reference.

           (4) Filed with the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference.

           (5) Filed with Registrant's Annual Report of Form 10_k for the fiscal year ended December 31, 1988, and incorporated herein by reference,

           (6) Filed with Registrant;s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

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

          (13) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

                                  Exhibit 10 (aaaa)
                               FAMILY LIFE CORPORATION

                                   AMENDMENT NO. 2

                                         TO

                  11% SUBORDINATED SENIOR NOTE DATED JUNE 12, 1991

          This Waiver and Amendment Agreement (the "Agreement") is entered into effective as of June 12, 1996, by and between Family Life Corporation (the "Company") and Investors Life Insurance Company of North America (the "Payee").


                                     WITNESSETH:

          WHEREAS, the Company is the obligor and Payee is the payee under that certain 11% Subordinated Senior Note dated June 12, 1991, due June 12, 1998, in the principal amount of $22,500,000 (the "1991 Note"); and

          WHEREAS the Company is also the obligor under that certain Senior Subordinated Note dated July 30, 1993, due July 30, 2003, in the principal amount of $30,000,000 (the "1993 Note"); and

          WHEREAS,   the Company has proposed a modification of the payment
          schedule and the due dates under each of the 1991 Note and the 1993 Note; and

          WHEREAS, the Company has requested Payee to waive certain provisions of the 1991 Note, as and to the extent hereinafter set forth; and

          WHEREAS, the Company and Payee desire to amend the 1991 Note as hereinafter set forth.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:


          1. Defined Terms. Capitalized terms used herein and not otherwise defined in this Agreement shall have the meanings attributed to such terms in the 1991 Note, as previously amended.


          2. Waiver. Payee hereby waives any provision of the 1991 Note and any Event of Default created thereby by reason of the amendment of the 1993 Note as set forth in Exhibit A hereto.

          3. Amendment to 1991 Note. The 1991 Note is hereby amended as follows:

                    a. The description of the 1991 Note which appears on the first page thereof is changed from "Subordinated Senior Note due June 12, 1998" to "Subordinated Senior Note due September 12, 2001".


                    b. The Payment Schedule attached to the 1991 Note is revised in its entirety to read as follows:


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding

                         06/12/96                           $22,500,000
                         12/12/96            $1,125,000     $21,375,000
                         03/12/97            $1,125,000     $20,250,000
                         06/12/97            $1,125,000     $19,125,000
                         09/12/97            $1,125,000     $18,000,000
                         12/12/97            $1,125,000     $16,875,000
                         03/12/98            $1,125,000     $15,750,000
                         06/12/98            $1,125,000     $14,624,000
                         09/12/98            $1,125,000     $13,500,000
                         12/12/98            $1,125,000     $12,375,000
                         03/12/99            $1,125,000     $11,250,000
                         06/12/99            $1,125,000     $10,125,000
                         09/12/99            $1,125,000     $ 9,000,000
                         12/12/99            $1,125,000     $ 7,875,000
                         03/12/00            $1,125,000     $ 6,750,000
                         06/12/00            $1,125,000     $ 5,625,000
                         09/12/00            $1,125,000     $ 4,500,000
                         12/12/00            $1,125,000     $ 3,375,000
                         03/12/01            $1,125,000     $ 2,250,000
                         06/12/01            $1,125,000     $ 1,125,000
                         09/12/01            $1,125,000     $       -0-


          4. Representations and Warranty. The Company hereby represents and warrants to Payee that after giving effect to the waiver and amendment herein contained (i) all of the representations and warranties contained in the 1991 Note are true and correct as of the date hereof, (ii) no Event of Default exists or is continuing and (iii) the Company has performed all of the agreements on its part to be performed prior to the date hereof as set forth in the 1991 Note.

          5.   Reference to and Effect on the 1991 Note.

                    a. On or after the date of this Agreement, each reference in the 1991 Note, as amended by Amendment No. 1 dated July 30, 1993, to "this Note", "hereof", or words of like import and each reference to the 1991 Note in other documents shall mean and be a reference to the 1991 Note as amended hereby.

                    b. Except as specifically amended and waived above, all of the terms, conditions and covenants of the 1991 Note shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Payee under the 1991 Note or (ii) any Event of Default under the 1991 Note.


          IN WITNESS WHEREOF,   the  Company and Payee  have executed  this
          Agreement as of the 12th day of December, 1996.


          FAMILY LIFE CORPORATION

          By:

          Title:

          INVESTORS LIFE INSURANCE COMPANY OF NORTH AMERICA

          By:

          Title:


                                 Consent of Guarantor



          Financial Industries Corporation, as guarantor under the Guaranty Agreement dated June 12, 1991, in favor of Investors Life Insurance Company of North America ("Investors-NA"), with respect to a loan in the amount of $22,500,000 from Investors-NA to Family Life Corporation, which loan is evidenced by a Subordinated Senior Note dated June 12, 1991 (the 1991 Guaranty") hereby consents to the Amendment Agreement dated as of June 12, 1996 and hereby confirms and agrees that the 1991 Guaranty is, and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects.

          This Consent is executed and delivered as of December 12, 1996.




                                   FINANCIAL INDUSTRIES CORPORATION


                                   By:

                                   Title:

                                 Exhibit 10 (aaab)(i)

                           FINANCIAL INDUSTRIES CORPORATION

                                   AMENDMENT NO. 1

                                         TO

                      12% SUBORDINATED NOTE DATED JUNE 12, 1991


          This Waiver and Amendment Agreement (the "Agreement") is entered into effective as of June 12, 1996, by and between Financial Industries Corporation (the "Company") and Investors Life Insurance Company of North America, as successor to the interests of Investors Life Insurance Company of California (the "Payee").

                                     WITNESSETH:

          WHEREAS, the Company is the obligor and Payee is the payee under that certain 12% Subordinated Note dated June 12, 1991, due June 12, 1998, in the principal amount of $2,500,000 (the "1991 Note"); and

          WHEREAS the Company is also the obligor under that certain Master Subordinated PIK Note dated June 12, 1991, due June 12, 1998 (the "PIK Note"); and

          WHEREAS,   the Company has proposed a modification of the payment
          schedule and the due dates under each of the 1991 Note and the PIK Note; and

          WHEREAS, the Company has requested Payee to waive certain provisions of the 1991 Note, as and to the extent hereinafter set forth; and

          WHEREAS, the Company and Payee desire to amend the 1991 Note as hereinafter set forth.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

          1. Defined Terms. Capitalized terms used herein and not otherwise defined in this Agreement shall have the meanings attributed to such terms in the 1991 Note, as previously amended.

          2.   Waiver.   Payee hereby waives any provision of the 1991 Note
               and any Event of Default created thereby by reason of the amendment of the PIK Note as set forth in Exhibit A hereto.

          3. Amendment to 1991 Note. The 1991 Note is hereby amended as follows:

                    a. The description of the 1991 Note which appears on the first page thereof is changed from "Subordinated Note due June 12, 1998" to "Subordinated Note due September 12, 2001".


                    b. The Payment Schedule attached to the 1991 Note is revised in its entirety to read as follows:


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding

                         06/12/96                           $ 2,500,000
                         12/12/96            $  125,000     $ 2,375,000
                         03/12/97            $  125,000     $ 2,250,000
                         06/12/97            $  125,000     $ 2,125,000
                         09/12/97            $  125,000     $ 2,000,000
                         12/12/97            $  125,000     $ 1,875,000
                         03/12/98            $  125,000     $ 1,750,000
                         06/12/98            $  125,000     $ 1,625,000
                         09/12/98            $  125,000     $ 1,500,000
                         12/12/98            $  125,000     $ 1,375,000
                         03/12/99            $  125,000     $ 1,250,000
                         06/12/99            $  125,000     $ 1,125,000
                         09/12/99            $  125,000     $ 1,000,000
                         12/12/99            $  125,000     $   875,000
                         03/12/00            $  125,000     $   750,000
                         06/12/00            $  125,000     $   625,000
                         09/12/00            $  125,000     $   500,000
                         12/12/00            $  125,000     $   375,000
                         03/12/01            $  125,000     $   250,000
                         06/12/01            $  125,000     $   125,000
                         09/12/01            $  125,000     $       -0-


          4. Representations and Warranty. The Company hereby represents and warrants to Payee that after giving effect to the waiver and amendment herein contained (i) all of the representations and warranties contained in the 1991 Note are true and correct as of the date hereof, (ii) no Event of Default exists or is continuing and (iii) the Company has performed all of the agreements on its part to be performed prior to the date hereof as set forth in the 1991 Note.

          5.   Reference to and Effect on the 1991 Note.

                    a. On or after the date of this Agreement, each reference in the 1991 Note to "this Note", "hereof", or words of like import and each reference to the 1991 Note in other documents shall mean and be a reference to the 1991 Note as amended hereby.

                    b. Except as specifically amended and waived above, all of the terms, conditions and covenants of the 1991 Note shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Payee under the 1991 Note or (ii) any Event of Default under the 1991 Note.


          IN WITNESS WHEREOF,   the  Company and Payee  have executed  this
          Agreement as of the 12th day of December, 1996.


          FINANCIAL INDUSTRIES CORPORATION


          By:

          Title:


          INVESTORS LIFE INSURANCE COMPANY OF NORTH AMERICA

          By:

          Title:

                                Exhibit 10 (aaab) (ii)

                           FINANCIAL INDUSTRIES CORPORATION

                                   AMENDMENT NO. 1

                                         TO

                  MASTER SUBORDINATED PIK NOTE DATED JUNE 12, 1991


          This Waiver and Amendment Agreement (the "Agreement") is entered into effective as of June 12, 1996, by and between Financial Industries Corporation (the "Company") and Investors Life Insurance Company of North America, as successor to the interests of Investors Life Insurance Company of California (the "Payee").

                                     WITNESSETH:

          WHEREAS, the Company is the obligor and Payee is the payee under that certain Master Subordinated PIK Note dated June 12, 1991, due June 12, 1998 (the "PIK Note"); and

          WHEREAS the Company is also the obligor under that certain 12% Subordinated Note dated June 12, 1991, due June 12, 1998, in the principal amount of $2,500,000 (the "1991 Note"); and

          WHEREAS,   the Company has proposed a modification of the payment
          schedule and the due dates under each of the PIK Note and the 1991 Note; and

          WHEREAS, the Company has requested Payee to waive certain provisions of the PIK Note, as and to the extent hereinafter set forth; and

          WHEREAS, the Company and Payee desire to amend the PIK Note as hereinafter set forth.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:


          1. Defined Terms. Capitalized terms used herein and not otherwise defined in this Agreement shall have the meanings attributed to such terms in the PIK Note, as previously amended.

          2. Waiver. Payee hereby waives any provision of the PIK Note and any Event of Default created thereby by reason of the amendment of the 1991 Note as set forth in Exhibit A hereto.

          3. Amendment to PIK Note. The PIK Note is hereby amended as follows:

                    a. The description of the PIK Note which appears on the first page thereof is changed from "Master Subordinated PIK Note due June 12, 1998" to "Master Subordinated PIK Note due September 12, 2001".


                    b. The Payment Schedule attached to the PIK Note is revised in its entirety to read as follows:


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding

                         06/12/96                           $ 1,977,119.00
                         12/12/96            $ 98,855.95    $ 1,878,263.05
                         03/12/97            $ 98,855.95    $ 1,779,407.10
                         06/12/97            $ 98,855.95    $ 1,680,551.15
                         09/12/97            $ 98,855.95    $ 1,581,695.20
                         12/12/97            $ 98,855.95    $ 1,482,839.25
                         03/12/98            $ 98,855.95    $ 1,383,983.30
                         06/12/98            $ 98,855.95    $ 1,285,127.35
                         09/12/98            $ 98,855.95    $ 1,186,271.40
                         12/12/98            $ 98,855.95    $ 1,087,415.45
                         03/12/99            $ 98,855.95    $   988,559.50
                         06/12/99            $ 98,855.95    $   889,703.55
                         09/12/99            $ 98,855.95    $   790,847.60
                         12/12/99            $ 98,855.95    $   691,991.65
                         03/12/00            $ 98,855.95    $   593,135.70
                         06/12/00            $ 98,855.95    $   494,279.75
                         09/12/00            $ 98,855.95    $   395,423.80
                         12/12/00            $ 98,855.95    $   296,567.85
                         03/12/01            $ 98,855.95    $   197,711.90
                         06/12/01            $ 98,855.95    $    98,855.95
                         09/12/01            $ 98,855.95    $       -0-


          4. Representations and Warranty. The Company hereby represents and warrants to Payee that after giving effect to the waiver and amendment herein contained (i) all of the representations and warranties contained in the PIK Note are true and correct as of the date hereof, (ii) no Event of Default exists or is continuing and (iii) the Company has performed all of the agreements on its part to be performed prior to the date hereof as set forth in the PIK Note.

          5.   Reference to and Effect on the PIK Note.

                    a. On or after the date of this Agreement, each reference in the PIK Note to "this Note",
                         "hereof", or words of like import and each reference to the PIK Note in other documents shall mean and be a reference to the PIK Note as amended hereby.

                    b. Except as specifically amended and waived above, all of the terms, conditions and covenants of the PIK Note shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Payee under the PIK Note or
                         (ii) any Event of Default under the PIK Note.


          IN WITNESS WHEREOF,   the  Company and Payee  have executed  this
          Agreement as of the 12th day of December, 1996.


          FINANCIAL INDUSTRIES CORPORATION


          By:

          Title:



          INVESTORS LIFE INSURANCE COMPANY OF NORTH AMERICA

          By:

          Title:


                                   Exhibit 10(aaac)
                               FAMILY LIFE CORPORATION

                                   AMENDMENT NO. 1

                                         TO

                   9% SUBORDINATED SENIOR NOTE DATED JULY 30, 1993


          This Waiver and Amendment Agreement (the "Agreement") is entered into effective as of June 12, 1996, by and between Family Life Corporation (the "Company") and Investors Life Insurance Company of North America (the "Payee").


                                     WITNESSETH:

          WHEREAS, the Company is the obligor and Payee is the payee under that certain 9% Subordinated Senior Note dated July 30, 1993, due July 30, 2003, in the principal amount of $30,000,000 (the "1993 Note"); and

          WHEREAS the Company is also the obligor under that certain 11% Senior Subordinated Note dated June 12, 1991, due June 12, 1998, in the principal amount of $22,500,000 (the "1991 Note"); and

          WHEREAS,   the Company has proposed a modification of the payment
          schedule and the due dates under each of the 1993 Note and the 1991 Note; and

          WHEREAS, the Company has requested Payee to waive certain provisions of the 1993 Note, as and to the extent hereinafter set forth; and

          WHEREAS, the Company and Payee desire to amend the 1993 Note as hereinafter set forth.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:


          1. Defined Terms. Capitalized terms used herein and not otherwise defined in this Agreement shall have the meanings attributed to such terms in the 1993 Note, as previously amended.

          2. Waiver. Payee hereby waives any provision of the 1993 Note and any Event of Default created thereby by reason of the amendment of the 1991 Note as set forth in Exhibit A hereto.

          3. Amendment to 1993 Note. The 1993 Note is hereby amended as follows:

                    a. The description of the 1993 Note which appears on the first page thereof is changed from "Subordinated Senior Note due July 30, 2003" to "Subordinated Senior Note due September 12, 2006".

                    b. The Payment Schedule attached to the 1993 Note is revised in its entirety to read as follows:


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding

                         06/12/96                           $30,000,000
                         12/12/96            $  163,540     $29,836,460
                         03/12/97            $  163,540     $29,672,920
                         06/12/97            $  163,540     $29,509,380
                         09/12/97            $  163,540     $29,345,840
                         12/12/97            $  163,540     $29,182,300
                         03/12/98            $  163,540     $29,018,760
                         06/12/98            $  163,540     $28,855,220
                         09/12/98            $  163,540     $28,691,680
                         12/12/98            $  163,540     $28,528,140
                         03/12/99            $  163,540     $28,364,600
                         06/12/99            $  163,540     $28,201,060
                         09/12/99            $  163,540     $28,037,520
                         12/12/99            $  163,540     $27,873,980
                         03/12/00            $  163,540     $27,710,440
                         06/12/00            $  163,540     $27,546,900
                         09/12/00            $  163,540     $27,383,360
                         12/12/00            $  163,540     $27,219,820
                         03/12/01            $  163,540     $27,056,280
                         06/12/01            $  163,540     $26,892,740
                         09/12/01            $  163,540     $26,729,200
                         12/12/01            $1,336,458     $25,392,742
                         03/12/02            $1,336,458     $24,056,284
                         06/12/02            $1,336,458     $22,719,826
                         09/12/02            $1,336,458     $21,383,368
                         12/12/02            $1,336,458     $20,046,910
                         03/12/03            $1,336,458     $18,710,452
                         06/12/03            $1,336,458     $17,373,994
                         09/12/03            $1,336,458     $16,037,536
                         12/12/03            $1,336,458     $14,701,078
                         03/12/04            $1,336,458     $13,364,620
                         06/12/04            $1,336,458     $12,028,162
                         09/12/04            $1,336,458     $10,691,704
                         12/12/04            $1,336,458     $ 9,355,246


                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding



                         03/12/05            $1,336,458     $ 8,018,788
                         06/12/05            $1,336,458     $ 6,682,330
                         09/12/05            $1,336,458     $ 5,345,872
                         12/12/05            $1,336,458     $ 4,009,414
                         03/12/06            $1,336,458     $ 2,672,956
                         06/12/06            $1,336,458     $ 1,336,498
                         09/12/06            $1,336,498     $       -0-


          4. Representations and Warranty. The Company hereby represents and warrants to Payee that after giving effect to the waiver and amendment herein contained (i) all of the representations and warranties contained in the 1993 Note are true and correct as of the date hereof, (ii) no Event of Default exists or is continuing and (iii) the Company has performed all of the agreements on its part to be performed prior to the date hereof as set forth in the 1993 Note.


          5.   Reference to and Effect on the 1993 Note.

                    a. On or after the date of this Agreement, each reference in the 1993 Note to "this Note",
                         "hereof",  or  words  of   like  import  and  each
                         reference to the 1993 Note in other documents shall mean and be a reference to the 1993 Note as amended hereby.

                    b. Except as specifically amended and waived above, all of the terms, conditions and covenants of the 1993 Note shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Payee under the 1993 Note or (ii) any Event of Default under the 1993 Note.

          IN WITNESS WHEREOF,   the  Company and Payee  have executed  this
          Agreement as of the 12th day of December 1996.




          FAMILY LIFE CORPORATION

          By:

          Title:




          INVESTORS LIFE INSURANCE COMPANY OF NORTH AMERICA

          By:

          Title:



                                 Consent of Guarantor



          Financial Industries Corporation, as guarantor under the Guaranty Agreement dated July 30, 1993, in favor of Investors Life Insurance Company of North America ("Investors-NA"), with respect to a loan in the amount of $30,000,000 from Investors-NA to Family Life Corporation, which loan is evidenced by a Subordinated Senior Note dated July 30, 1993 (the 1993 Guaranty") hereby consents to the Amendment Agreement dated as of June 12, 1996, and hereby confirms and agrees that the 1993 Guaranty is, and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects.

          This Consent is executed and delivered as of December 12, 1996.




                                   FINANCIAL INDUSTRIES CORPORATION


                                   By:

                                   Title:



                                  Exhibit 10 (aaad)

                       FAMILY LIFE INSURANCE INVESTMENT COMPANY

                                   AMENDMENT NO. 1

                                         TO

                   9% SUBORDINATED SENIOR NOTE DATED JULY 30, 1993


          This Amendment Agreement (the "Agreement") is entered into effective as of June 12, 1996, by and between Family Life
          Insurance Investment Company (the "Company") and Investors Life Insurance Company of North America (the "Payee").

                                     WITNESSETH:

          WHEREAS, the Company is the obligor and Payee is the payee under that certain 9% Subordinated Senior Note dated July 30, 1993, due July 30, 2003, in the principal amount of $4,500,000 (the "1993 Note"); and

          WHEREAS,   the Company has proposed a modification of the payment
          schedule and the due dates under the 1993 Note; and

          WHEREAS, the Company and Payee desire to amend the 1993 Note as hereinafter set forth.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:


          1. Defined Terms. Capitalized terms used herein and not otherwise defined in this Agreement shall have the meanings attributed to such terms in the 1993 Note, as previously amended.


          2. Amendment to 1993 Note. The 1993 Note is hereby amended as follows:

                    a. The description of the 1993 Note which appears on the first page thereof is changed from "Subordinated Senior Note due July 30, 2003" to "Subordinated Senior Note due September 12, 2006".


                    b. The Payment Schedule attached to the 1993 Note is revised in its entirety to read as follows:

                                                            Unpaid
                                                            Principal
                                             Principal      Balance
                         Date of Payment     Amount Paid    Outstanding

                         06/12/96                           $ 4,500,000
                         12/12/96            $   24,531     $ 4,475,469
                         03/12/97            $   24,531     $ 4,450,938
                         06/12/97            $   24,531     $ 4,426,407
                         09/12/97            $   24,531     $ 4,401,876
                         12/12/97            $   24,531     $ 4,377,345
                         03/12/98            $   24,531     $ 4,352,814
                         06/12/98            $   24,531     $ 4,328,283
                         09/12/98            $   24,531     $ 4,303,752
                         12/12/98            $   24,531     $ 4,279,221
                         03/12/99            $   24,531     $ 4,254,690
                         06/12/99            $   24,531     $ 4,230,159
                         09/12/99            $   24,531     $ 4,205,628
                         12/12/99            $   24,531     $ 4,181,097
                         03/12/00            $   24,531     $ 4,156,566
                         06/12/00            $   24,531     $ 4,132,035
                         09/12/00            $   24,531     $ 4,107,504
                         12/12/00            $   24,531     $ 4,082,973
                         03/12/01            $   24,531     $ 4,058,442
                         06/12/01            $   24,531     $ 4,033,911
                         09/12/01            $   24,531     $ 4,009,380
                         12/12/01            $  200,469     $ 3,808,911
                         03/12/02            $  200,469     $ 3,608,442
                         06/12/02            $  200,469     $ 3,407,973
                         09/12/02            $  200,469     $ 3,207,504
                         12/12/02            $  200,469     $ 3,007,035
                         03/12/03            $  200,469     $ 2,806,566
                         06/12/03            $  200,469     $ 2,606,097
                         09/12/03            $  200,469     $ 2,405,628
                         12/12/03            $  200,469     $ 2,205,159
                         03/12/04            $  200,469     $ 2,004,690
                         06/12/04            $  200,469     $ 1,804,221
                         09/12/04            $  200,469     $ 1,603,752
                         12/12/04            $  200,469     $ 1,403,283
                         03/12/05            $  200,469     $ 1,202,814
                         06/12/05            $  200,469     $ 1,002,345
                         09/12/05            $  200,469     $   801,876
                         12/12/05            $  200,469     $   601,407
                         03/12/06            $  200,469     $   400,938
                         06/12/06            $  200,469     $   200,469
                         09/12/06            $  200,469     $       -0-


          3. Representations and Warranty. The Company hereby represents and warrants to Payee that after giving effect to the amendment herein contained (i) all of the representations and warranties contained in the 1993 Note are true and correct as of the date hereof, (ii) no Event of Default exists or is continuing and (iii) the Company has performed all of the agreements on its part to be performed prior to the date hereof as set forth in the 1993 Note.


          4.   Reference to and Effect on the 1993 Note.

                    a. On or after the date of this Agreement, each reference in the 1993 Note to "this Note", "hereof", or words of like import and each reference to the 1993 Note in other documents shall mean and be a reference to the 1993 Note as amended hereby.

                    b. Except as specifically amended and waived above, all of the terms, conditions and covenants of the 1993 Note shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Payee under the 1993 Note or (ii) any Event of Default under the 1993 Note.


          IN WITNESS WHEREOF,   the  Company and Payee  have executed  this
          Agreement as of the 12th day of December 1996.


          FAMILY LIFE INSURANCE INVESTMENT COMPANY

          By:

          Title:


          INVESTORS LIFE INSURANCE COMPANY OF NORTH AMERICA

          By:

          Title:



                                 Consent of Guarantor

          Financial Industries Corporation, as guarantor under the Guaranty Agreement dated July 30, 1993, in favor of Investors Life Insurance Company of North America ("Investors-NA"), with respect to a loan in the amount of $4,500,000 from Investors-NA to Family Life Insurance Investment Company, which loan is evidenced by a Subordinated Senior Note dated July 30, 1993 (the 1993 Guaranty") hereby consents to the Amendment Agreement dated as of June 12, 1996 and hereby confirms and agrees that the 1993 Guaranty is, and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects.

          This Consent is executed and delivered as of December 12, 1996.




                                   FINANCIAL INDUSTRIES CORPORATION


                                   By:

                                   Title:


                                  Exhibit 10 (aaae)
                          INTERCONTINENTAL LIFE CORPORATION

                                 AMENDMENT AGREEMENT

               This Amendment Agreement (the "Agreement") is entered into as of April 24, 1996 by and among InterContinental Life
          Corporation (the "Company"), the undersigned lenders (the "Lenders") and The First National Bank of Chicago, as agent for the Lenders (the "Agent").

                                W I T N E S S E T H :

               WHEREAS, the Company, the Lenders and the Agent are parties to that certain Amended and Restated Credit Agreement dated as of January 29, 1993 (as amended, the "Credit Agreement");

               Whereas, the Company, the Lenders and the Agent desire to amend the Credit Agreement as hereinafter set forth.

               NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

          1.   Defined  Terms.    Capitalized  terms used  herein  and  not
          otherwise defined herein shall have the meanings attributed to such terms in the Credit Agreement.


          2. Amendment to Credit Agreement. Section 6.16(b)(v) of the Credit Agreement is hereby amended by deleting the reference to "$24,000,000" contained in Section 6.16(b)(v) and inserting "$46,000,000" in lieu thereof.

          3. Conditions Precedent. Section 2 of this Agreement shall not become effective unless and until the Company has furnished, or caused to be furnished, to the Agent, with sufficient copies for each Lender, the following:

                    (i) A consent from FIC, in the form of Exhibit A to this Amendment.

                    (ii) Copies, certified by the Secretary or Assistant Secretary of the Company, of its Board of Directors resolutions authorizing the execution of this Agreement.

                    (iii) An incumbency certificate, executed by the Secretary or Assistant Secretary of the Company, which shall identify by name and title and bear the signature of the officers of the Company authorized to sign this Agreement, upon which certificate each Lender shall be entitled to rely until informed of any change in writing by the Company.

          4. Representation and Warranty. The Company hereby represents and warrants to the Lenders that after giving effect to the amendment herein contained (i) all of the representations and warranties contained in the Credit Agreement are true and correct as of the date hereof, (ii) no Default or Unmatured Default exists or is continuing and (iii) the Company has performed all the agreements on its part to be performed prior to the date hereof as set forth in the Credit Agreement.

          5. Effectiveness of Amendment. This Agreement shall become effective as of the date first above written provided that all of the conditions precedent set forth in Section 3 of this Agreement are satisfied and upon receipt by the Agent of counterparts of this Agreement duly executed by the Company and the Required Lenders.

          6.   Reference to and Effect on the Credit Agreement.

                    a. Upon the effectiveness of Section 2 hereof, on or after the date hereof each reference in the Credit Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import and each reference to the Credit Agreement in the Notes and all other documents (the "Loan Documents") delivered in connection with the Credit Agreement shall mean and be a reference to the Credit Agreement as amended hereby.

                    b. Except as specifically amended above, all of the terms, conditions and covenants of the Credit Agreement and all other Loan Documents shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Lenders or the Agent under the Credit Agreement or any of the Loan Documents, or (ii) any Default or Unmatured Default under the Credit Agreement.

          7. Costs, Expenses and Taxes. The Company agrees to pay on demand all costs and expenses of the Agent in connection with the preparation, execution and delivery of this Agreement, including the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto.

          8. CHOICE OF LAW. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

          9. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

               IN WITNESS WHEREOF, the Company, the undersigned Lenders and the Agent have executed this Agreement as of the date first above written.

                                        INTERCONTINENTAL LIFE CORPORATION

                                        By:

                                        Title:

                                        THE FIRST NATIONAL BANK OF CHICAGO,
                                        Individually and as Agent

                                        By:

                                        Title:

                                        BARCLAYS BANK, PLC

                                        By:

                                        Title:

                                        FIRST UNION NATIONAL BANK OF NORTH
                                        CAROLINA

                                        By:

                                        Title:

                                        FLEET NATIONAL BANK OF CONNECTICUT

                                        By:

                                        Title:

                                        CORESTATES PHILADELPHIA NATIONAL
                                        BANK N.A.

                                        By:

                                        Title:

                                      EXHIBIT A


                                 CONSENT OF GUARANTOR

               Financial Industries Corporation, as guarantor under the Amended and Restated Guaranty dated January 29, 1993 (the "Guaranty") in favor of the Lenders party to the Amended and Restated Credit Agreement dated as of January 29, 1993 (as amended, the "Credit Agreement") hereby consents to the Amendment Agreement dated as of April 24, 1996 and hereby confirms and agrees that the Guaranty is, and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects.

               This Consent is executed and delivered as of April 24, 1996.

                                        FINANCIAL INDUSTRIES CORPORATION

                                        By:

                                        Title:

                                  Exhibit 10 (aaaf)
                          INTERCONTINENTAL LIFE CORPORATION

                                   WAIVER AGREEMENT

          This Consent and Waiver Agreement (the "Agreement") is entered into as of December 12, 1996 by and among InterContinental Life Corporation (the "Company") the undersigned lenders (the "Lenders") and The First National Bank of Chicago, as agent for the Lenders (the "Agent").

                                W I T N E S S E T H :

               WHEREAS, the Company, the Lenders and the Agent are parties to that certain Amended and Restated Credit Agreement dated as of January 29, 1993, (as amended, the "Credit Agreement"); and

               WHEREAS, Family Life Corporation ("Family") and Investors - North America have proposed to amend the $22,500,000 Subordinated Senior Note dated June 12, 1991 and issued by Family to Investors-North America (as amended, the ""$22.5 Million Note"), the form of which amendment is attached hereto as Exhibit A (the "$22.5 Million Note Amendment"); and

               WHEREAS, Family and Investors-North America have proposed to amend the $30,000,000 Subordinated Senior Note dated July 30, 1993 and issued by Family to Investors-North America (the "$30 Million Note"), the form of which amendment is attached hereto as Exhibit B (the "$30 Million Note Amendment"); and

               WHEREAS, Family Life Insurance Investment Company ("Holdings") and Investors-North America have proposed to amend the $4,500,000 Subordinated Senior Note dated July 30, 1993 and issued by Holdings to Investors-North America (the "4.5 Million Note"), the form of which amendment is attached hereto as Exhibit C (the "$4.5 Million Note Amendment"); and

               WHEREAS, FIC and Investors-North America have proposed to amend the $2,500,000 Subordinated Note dated June 12, 1991 and issued by FIC to Investors Life Insurance Company of California ("Investors-CA"), and acquired by Investors-North America the merger of Investors-CA with and into Investors-North America (the "2.5 Million Note"), the form of which amendment is attached hereto as Exhibit D (the "$2.5 Million Note Amendment"); and

               WHEREAS, FIC and Investors-North America have proposed to amend the Master Subordinated PIK Note dated June 12, 1991 and issued by FIC to Investors-CA, and acquired by Investors-North America upon the merger of Investors-CA with and into Investors-North America (the "PIK Note"), the form of which amendment is attached hereto as Exhibit E (the "PIK Note Amendment");and

               WHEREAS, the Company has requested the Lenders to waive certain provisions of the Credit Agreement in connection with the above described amendments, as and to the extent hereinafter described.

               NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

          1.    Defined  Terms.   Capitalized  terms  used  herein and  not
          otherwise defined in this Agreement shall have the meanings attributed to such terms in the Credit Agreement.

          2. Waiver. The Lenders hereby waive any violation of the Credit Agreement and any Default created thereby attributable solely to the Company's breach of the covenant set forth in Section 6.21 of the Credit Agreement by reason of the execution by Investors-NA of (a) the $22.5 Million Note Amendment, (b) the $30 Million Note Amendment, (c) the $4.5 Million Note Amendment, (d) the $2.5 Million Note Amendment and (e) the PIK Note Amendment. This waiver is only applicable and shall only be effective in this specific instance and for the specific purpose for which made or given.

          3. Conditions Precedent. Section 2 of this Agreement shall not become effective unless and until the Company has furnished, or caused to be furnished, to the Agent, with sufficient copies for each Lender, the following:

                    (i) A consent from FIC, in the form of Exhibit F to this Agreement;

                    (ii) Copies, certified by the Secretary or Assistant Secretary of the Company, of its Board of Directors resolutions authorizing the execution of this Agreement;

                    (iii) An incumbency certificate, executed by the Secretary or Assistant Secretary of the Company, which shall identify by name and title and bear the signature of the officers of the Company authorized to sign this Agreement, upon which certificate each Lender shall be entitled to rely until informed of any change in writing by the Company;

                    (iii) Evidence satisfactory to the Agent of the execution and delivery by (1) Family of the $22.5
                    Million Note Amendment and the $30 Million Note Amendment, together with FIC's consent as grantor of the $22.5 Million Note and the $30 Million Note, (2) Holdings of the $4.5 Million Note Amendment and (3) FIC of the $2.5 Million Note Amendment and the PIK Note Amendment.

          4. Representation and Warranty. The Company hereby represents and warrants to the Lenders that after giving effect to the waiver herein contained (i) all of the representations and warranties contained in the Credit Agreement are true and correct as the date hereof, (ii) no Default or Unmatured Default exists or is continuing and (iii) the Company has performed all the agreements on its part to be performed prior to the date hereof as set forth in the Credit Agreement.

          5. Effectiveness of Waiver. This Agreement shall become effective as of the date first above written provided that all the conditions precedent set forth in Section 3 of this Agreement are satisfied and upon receipt by the Agent of counterparts of this Agreement duly executed by the Company and the Required Lenders.

          6.   Reference to and Effect on the Credit Agreement.

                    a. Upon the effectiveness of Section 2 hereof, on or after the date hereof each reference in the Credit Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import and each reference to the Credit Agreement in the Notes and all other documents (the "Loan Documents") delivered in connection with the Credit Agreement shall mean and be a reference to the Credit Agreement as affected hereby.

                    b. Except as specifically waived above, all of the terms, conditions and covenants of the Credit Agreement and all other Loan Documents shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

                    c. The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Lenders or the Agent under the Credit Agreement or any of the Loan Documents, or (ii) any Default or Unmatured Default under the Credit Agreement.

          7. Costs, Expenses and Taxes. The Company agrees to pay on demand all costs and expenses of the Agent in connection with the preparation, execution and delivery of this Agreement, including the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto.

          8. CHOICE OF LAW. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

          9. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

               IN WITNESS WHEREOF, the Company, the undersigned Lenders and the Agent have executed this Agreement as of the date first above written.

                                        INTERCONTINENTAL LIFE CORPORATION

                                        By:

                                        Title:

                                        THE FIRST NATIONAL BANK OF CHICAGO,
                                        Individually and as Agent

                                        By:

                                        Title:

                                        BARCLAYS BANK, PLC

                                        By:

                                        Title:

                                        FIRST UNION NATIONAL BANK OF NORTH
                                        CAROLINA

                                        By:

                                        Title:

                                        FLEET NATIONAL BANK OF CONNECTICUT

                                        By:

                                        Title:

                                        CORESTATES PHILADELPHIA NATIONAL
                                        BANK N.A.

                                        By:

                                        Title:


                                  Exhibit 10 (aaag)

                           FINANCIAL INDUSTRIES CORPORATION

                                  AMENDMENT NUMBER 1

                        TO THE MARCH 21, 1991 OPTION AGREEMENT


          This Amendment Agreement (hereinafter the "Amendment") is made by Financial Industries Corporation ("FIC"), effective as of June 12, 1996, in favor of Investors Life Insurance Company of North America, individually and as successor-in-interest to Investors Life Insurance Company of California.

          Reference is made to that certain option agreement dated March 21, 1991 by FIC in favor of Investors Life Insurance Company of North America and Investors Life Insurance Company of California (the "Option Agreement").

          All capitalized terms not defined herein shall have the meanings established in the Option Agreement.

                                     WITNESSETH:

          WHEREAS, Investors Life Insurance Company of North America and Investors Life Insurance Company of California granted loans to FIC, or subsidiaries thereof, in the amounts of $22.5 million and $2.5 million (the "Loans") in connection with the acquisition of Family Life Insurance Company by FIC. As partial consideration for said loans, FIC entered into the option agreement referenced herein, providing for a grant to Investors Life Insurance Company of North America and Investors Life Insurance Company of California of certain options to purchase a total of 9.9% of the common stock of FIC at a price of $10.50 per share; and

          WHEREAS, Investors Life Insurance Company of California was merged into Investors Life Insurance Company of North America, and Investors Life Insurance Company of North America thereby became the surviving organization and successor-in-interest to Investors Life Insurance Company of California; and

          WHEREAS, upon recommendation of the Board of Directors of FIC and the approval of a majority of the shareholders of FIC, the common stock of FIC was split on a five-for-one basis with a record date of November 12, 1996; and

          WHEREAS, Investors Life Insurance Company of North America (hereinafter "Investors-NA) and FIC agreed to amend the payment schedules of the Loans; and


          WHEREAS, Investors-NA and FIC wish to extend the period in which the options may be exercised and provide a written recognition of the effect of the five-for-one split on the per share price for the exercise of those options under the original terms of the Option Agreement.

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, FIC agrees as follows:

          1. The expiration date for the exercise of the options as provided in paragraph two of the Option Agreement shall be changed to June 12, 2006.

          Furthermore, FIC acknowledges that the price per share under the Option Agreement ($10.50) has been adjusted to account for the five-for-one split of FIC common stock in accordance with the dilution provisions in paragraph one of the Option Agreement. Therefore, the resulting price per share is $2.10.

          Except as otherwise noted herein, the terms and conditions of the Option Agreement will remain in full force and effect.

          Executed this 12th day of December, 1996 by:

          FINANCIAL INDUSTRIES CORPORATION


          By:
             Roy F. Mitte
             President


                                      EXHIBIT 21

                              SUBSIDIARIES OF REGISTRANT

                  Investors Life Insurance Company of North America

                              ILG Securities Corporation

                       InterContinental Life Insurance Company

                                ILG Sales Corporation

                         InterContinental Growth Plans, Inc.

                         InterContinental Life Agency, Inc. *

                     Investors Life Insurance Company of Indiana

           *Wholly-owned subsidiary of InterContinental Growth Plans, Inc.


                                      EXHIBIT 23



                          CONSENT OF INDEPENDENT ACCOUNTANTS



          We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-71074) of
          InterContinental Life Corporation of our report dated March 25, 1997 appearing on page F-2 of this Form 10-K.







          PRICE WATERHOUSE LLP
          Dallas, Texas
          March 25, 1997