Form 10-Q
period 1997-03-31
INTERCONTINENTAL LIFE CORP
filed 1997-05-15
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549




                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1997
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



Number of common shares outstanding ($.22 Par Value) at end of period: 4,266,829.

           INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                              INDEX


                                                  Page No.

Part I - Financial Information

Consolidated Balance Sheets
     March 31, 1997 and December 31, 1996............... 3

Consolidated Statements of Income
     For the three month periods ended
     March 31, 1997 and 1996............................ 5

Consolidated Statements of Cash Flows
     For the three month periods ended
     March 31, 1997 and 1996 ........................... 6

Notes to Consolidated Financial Statements.............. 8

Management's Discussion and Analysis of
     Financial Conditions and Results of Operations..... 9

Part II

Computations of Earnings Per Share..................... 16

Part III

Other Information.......................................17

Signature Page..........................................18

Item 1.   Financial Statements

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)

                                                 March 31,       December 31,
                                                   1997             1996
                                                (Unaudited)


ASSETS
Investments:
    Fixed maturities, at amortized cost
     (market value approximates $6,501
     and $8,374)                                 $     6,607      $    8,165
    Fixed maturities available for sale
     at market value (amortized cost of
     $450,542 and $451,550)                          442,159         453,896
    Equity securities at market (cost
     approximates $369 and $373)                       2,670           2,304
    Policy loans                                      52,721          53,030
    Mortgage loans                                    12,168          13,494
    Invested real estate and other
     invested assets                                  45,041          38,696
    Short-term investments                            88,752          91,556
         Total investments                           650,118         661,141

    Cash and cash equivalents                          4,313           3,313

    Notes receivable from affiliates                  58,403          59,940

    Accrued investment income                          8,299           7,807

    Agent advances and other
     receivables                                      17,239          21,725

    Reinsurance receivables                           12,917          12,123

    Property and equipment, net                        1,782           1,785

    Deferred policy acquisition costs                  27,584         26,938

    Present value of future profits of
     acquired businesses                               43,849         45,240

    Deferred financing costs                              488            636

    Other assets                                        9,555          8,965

    Separate account assets                           408,610        414,329
         Total Assets                              $1,243,156     $1,263,942

                  (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)
                                               March 31,      December 31,
                                                  1997            1996
                                              (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and contractholder
 deposit funds
  Future policy benefits                        $   128,862    $   119,744
  Contractholder deposit funds                      525,083        538,505
  Unearned premiums                                   9,304          9,069
  Other policy claims & benefits payable              6,988          5,988


  Other policyholders' funds                          2,518          2,720
  Senior loans                                       20,364         24,944
  Deferred federal income taxes                      20,921         23,692
  Other liabilities                                  13,192         13,835
  Separate account liabilities                      406,364        412,084
       Total liabilities                          1,133,595      1,150,581

Commitments and contingencies
Redeemable preferred stock:
 Class A Preferred, $1 par value,
  5,000,000 shares authorized and issued               5,000         5,000
 Class B Preferred, $1 par value,
  15,000,000 shares authorized and
  issued                                              15,000        15,000
                                                      20,000        20,000
Redeemable Preferred Treasury Stock at
 cost, 20,000,000 shares                              (20,000)     (20,000)

Shareholders' equity:                                      -0-         -0-
 Class C Preferred stock, $1 par value,
  10,000,000 authorized, none issued
 Common stock, $.22 par value,
  10,000,000 shares authorized;
  5,257,739 shares issued,
  4,266,829 shares outstanding                            1,157       1,150
Additional paid-in capital                                3,977       3,752
Net unrealized appreciation of equity
 securities                                               1,496       1,255
Net unrealized gain (loss) on
 investments in fixed maturities
 available for sale                                      (5,449)      1,525
Retained earnings                                       111,397     108,697

Common Treasury stock, at cost, 990,910
 shares                                                  (3,018)     (3,018)
Total Shareholders' equity                              109,561     113,361
Total Liabilities and Shareholders'
 Equity                                               $1,243,156  $1,263,942

             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTH PERIODS
                       ENDED March 31, 1997 AND 1996
                                (Unaudited)
             (in thousands of dollars, except per share data)


                                            3 Months Ended
                                               March 31,
                                             1997      1996
Revenues:
 Premiums                                $   1,954   $   2,934
 Earned insurance charges                   10,217      10,703
 Net investment income                      14,621      15,793
 Gain on sale of real estate                   -0-      23,520
 Other                                         609         631
     Total                                  27,401      53,581

Benefits and expenses:
 Policyholder benefits and expenses          9,394      10,072
 Interest on insurance policies              8,016       7,922
 Amortization of present value of
  future profits of acquired business        1,391       1,468
 Amortization of dac                           522         711
 Other expenses                              3,489       4,505
 Interest expense                              435       1,101
     Total                                  23,247      25,779

Income from operations                       4,154      27,802

Provision for federal income taxes
 Current                                        623      8,808
 Deferred                                       831        952


Net income                                $   2,700  $  18,042

Per Share Data:

Common stock and common stock
 equivalents                                  5,302      5,425

Net income per share available to
 common share holders                         $ .54   $   3.35

             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS
                       ENDED March 31, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)



                                                    3 Months Ended
                                                         March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                1997          1996

Net income                                        $   2,700   $  18,042

Adjustments to reconcile net income to net
 cash provided (used in) by operating
 activities:
 Amortization of present value of future
  profits of acquired businesses                       1,391       1,468
 Amortization of deferred policy
  acquisition costs                                      522         711
 Depreciation                                            515         281
 Net gain on sales of investments                        -0-     (23,607)
 Financing costs amortized                               148         217

Changes in assets and liabilities:
 Increase in accrued investment
  income                                                (492)        (664)
 Increase in agent advances
  and other receivables                                3,695       (3,311)
 Policy acquisition costs deferred                    (1,168)      (1,103)
 Decrease in policy liabilities
  and contract holder deposit funds                   (3,070)      (7,031)
 Decrease in other policyholders' funds                 (202)          47
 Decrease in other liabilities                          (643)      (1,543)
 Decrease in deferred federal
  income taxes                                        (2,771)      (5,160)
 Increase in other assets                               (590)        (528)
 Other, net                                            4,332        7,808
Net cash provided by (used in) operating
 activities                                        $   3,337     $ (14,373)



             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS
                       ENDED March 31, 1997 AND 1996
                                (Unaudited)
                         (In thousands of dollars)
                                                    3 Months Ended
                                                        March 31,
CASH FLOWS FROM INVESTING ACTIVITIES               1997          1996

Investments purchased                          $  (9,852)   $  (13,703)
Proceeds from sale and maturities of
 investments                                        9,571       74,676
Net change in short-term investments                2,804      (36,552)
Purchase & retirement of equipment, net              (512)        (272)

Net cash provided by investing
 activities                                         2,011        24,149

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                              232            81

Repayment of debt                                  (4,580)      (14,441)

Net cash used in financing activities              (4,348)      (14,360)

Net increase (decrease) in cash and
 cash equivalents                                    1,000       (4,584)

Cash and cash equivalents, beginning of
 period                                              3,313         6,537

Cash and cash equivalents, end of period         $   4,313      $  1,953



             (See Notes to Consolidated Financial Statements)
            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Certain prior year amounts have been reclassified to conform with current year presentation.

Sale of Home Office Building

Net income for the first quarter of 1996 includes $15.3 million resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, were retained and reinvested by Investors Life Insurance Company of North America. The balance of the proceeds of the sale, net of Federal Income Tax, were used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company continues to rent space on three floors under the terms of an operating lease which expires in September, 1997.


New Accounting Pronouncements

In February 1997, the FASB issued FAS No. 128, "Earnings Per Share," which revises the standards for computing earnings per share previously prescribed by APB Opinion No. 15, "Earnings Per Share." The Statement establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding. The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

The Statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, an entity may disclose pro forma earnings per share amounts that would have resulted if the entity had applied the Statement in an earlier period. The Company intends to adopt FAS 128 in its annual financial statements for the year ended December 31, 1997.

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 for the quarters ended March 31, 1997 and 1996 are as follows:


                               Quarter Ended    Quarter Ended
                               March 31, 1997   March 31, 1996

Basic earnings per share         $    0.64        $    4.31
Diluted earnings per share       $    0.61        $    3.89




Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operation:



For the three-month period ended March 31, 1997, ILCO's net income was $2,700,000 ($.54 per common share) as compared to $18,042,000 ($3.35 per common share) in the first three months of 1996.

Net income from continuing operations (excluding the gain resulting from the Austin Centre, as described below) was $2,700,000 ($.54 per common share) for the three-month period ended March 31, 1997, as compared to $2,755,000 ($.53 per common share) for the first three months of 1996.

For the three-month period ended March 31, 1996, net income included $15.3 million ($2.82 per common share) resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors Life Insurance Company of North America ("Investors-NA"). The balance of the proceeds, net of federal income tax, of the sale was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company and its affiliates will continue to occupy space on three floors of the office tower as its headquarters, under a lease which runs through September 30, 1997. In September, 1997, the Company and its affiliates will move its headquarters to a building in an office complex known as Bridgepoint Square Offices, a 20-acre office building site which is being developed by Investors-NA.

The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $4,147,680 for the three-month period ended March 31, 1997 as compared to $5,277,991 for the comparable period in 1996. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the first three months of
1997 was $1.95 million, as compared to $2.9 million for the first
three months of 1996.   Reinsurance premiums ceded were $1.4
million for the first quarter of 1997, as compared to $1.1 million in the first quarter of 1996.

Earned insurance charges for the three-month period ended March
31, 1997 were $10.2 million, as compared to $10.7 million for the same period in 1996. This source of revenues is related to the universal life insurance and annuity book of business of Investors-NA.

Interest expense was $0.44 million for the first three months of 1997, as compared to $1.10 million for the first three months of 1996. The decrease is attributable to a reduction in the average principal balance of the senior loan from $54.8 million for the first quarter of 1996 to $20.5 million for the first quarter of 1997, as well as a decrease in the average rate of interest paid on the senior loan - 7.67% for the first quarter of 1997, as compared to 7.91% for the first quarter year 1996.

The increase in long-term interest rates during the first quarter of 1997, which was related to general economic conditions, had a negative effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of March 31, 1997, the market value of the fixed maturities available for sale segment was $442.2 million as compared to an amortized cost of $450.5 million, or an unrealized loss $8.3 million. Such decrease reflects unrealized losses on such investments. The net of tax effect of this decrease has been recorded as a reduction in shareholders' equity.

A subsidiary of the Company, Investors Life Insurance Company of North America ("Investors-NA") is the owner and developer of the office complex known as Bridgepoint Square Offices. Once completed, the project will consist of four office buildings, with a total rentable space of 364,000 square feet, and two parking garages. Investors-NA purchased the 20 acre tract of land for this complex in January, 1995, for a cash purchase price of $9.75 million. At that time, the tract included one completed and fully leased office building, an adjacent parking garage, and sites for three more office buildings and a second parking garage. Since the purchase, Investors-NA has completed construction on the second parking garage and two of the remaining building sites. Construction is in progress on the fourth building, with a projected completion date in July, 1997. Three of the four buildings are fully leased to tenants and the fourth is partially leased. Beginning in September, 1997, the Company and its affiliates will occupy space in the existing buildings which will be vacated by a current tenant.
Negotiations are in progress with a potential tenant to lease the remaining space in the fourth building. Upon completion of the project, the investment of Investors-NA will be approximately $46 million.

On March 25, 1997, ILCO and Investors Life Insurance Company of Indiana ("Investors-IN"), an indirect, wholly-owned subsidiary of ILCO, entered into an agreement to acquire State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for a cash purchase price of
$11.8 million, subject to certain post-closing adjustments.   In
connection with this transaction, the bank group participating in the Senior Loan have agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral would result in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life would be merged into Investors-IN. The closing of the transaction, which is expected to occur during the second quarter of 1997, is subject to regulatory approvals.

                      Results of Operations

For the three-month period ended March 31, 1997, the Company's income before Federal income taxes was $4,154,000 on revenues of $27,401,000, as compared to income of $27,802,000, on revenues of $53,581,000 for the first quarter of 1996. Revenues for the first quarter of 1996 include $23,520,000 related to the gain resulting from the sale of the Austin Centre.

For the three-month period ended March 31, 1997, the lapse rate with respect to universal life insurance policies decreased from the lapse rate experienced in the similar period in 1996. The rate for the 1997 period was 7.53%, as compared to 8.79% in the 1996 period. The lapse rate with respect to traditional (non-universal) life insurance policies increased slightly from the levels experienced in the first quarter of 1996. The rate for the three-month period ended March 31, 1997 was 8.15%, as compared to 8.02% in the similar period in 1996. The lapse rates experienced during these periods were within the ranges anticipated by management.

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

As of December 31, 1995, the outstanding principal balance of the ILCO's senior loan obligations was $59.4 million. In addition to making the scheduled principal payments under its senior loan, the Company made optional payments of $941,000 in March, 1996, $15.0 million in April, 1996 and $0.5 million in July, 1996. As of March 31, 1997, the principal balance of the senior loan was $20.4 million.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of March 31, 1997, the outstanding principal balance of the Surplus Debentures was $5.2 million and $28.8 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the
surplus debenture.   As of March 31, 1997, the statutory surplus
of Investors-NA was $52.96 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now,
from Investors-NA).   Washington's insurance code includes the
"greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of March 31, 1997, Investors-NA had earned surplus of $9.0 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

InterContinental Life Insurance Company ("ILIC"), a subsidiary of Investors-NA is domiciled in the State of New Jersey. Under the New Jersey insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Any dividend must be paid from earned surplus. A proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is treated as an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. ILIC had earned surplus of $4.7 million at March 31, 1997.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $12.0 million at March 31, 1997.

ILCO's net cash flow provided by (used in) operating activities was $3.3 million for the three month period ended March 31, 1997, as compared to $(14.4) million for the first quarter of 1996. This change is primarily due to fluctuations in the amount of deferred federal income tax related to the market value of investment assets that are fixed maturities available for sale and the net gain realized in connection with the sale of the Austin Centre.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                           Investments

As of March 31, 1997, the book value of the Company's investment assets totaled $650.1 million, as compared to $661.1 million as of December 31, 1996. Total assets as of March 31, 1997 ($1.24 billion) decreased from the level as of December 31, 1996 ($1.26 billion).

The level of short-term investments at March 31, 1997 was $88.8 million, as compared to $91.6 million at the end of 1996.

The fixed maturities available for sale portion of invested assets at March 31, 1997 was $442.2 million. The amortized cost of the fixed maturities available for sale segment as of March 31, 1997 was $450.5 million, representing a net unrealized loss
of $8.3   million.  This unrealized loss principally reflects
changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The Company's fixed maturities portfolio (including short-term investments), as of March 31, 1997, included a non-material amount (1.01% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. For the year ended December 31, 1996, the comparable percentage was 1.1%. Of these non-investment grade investments, 0.312% are concentrated in the medium quality (or "3") category, with 0.695% receiving an NAIC rating of "4" (low quality). None of the Company's fixed maturities portfolio included investments with NAIC ratings below "4".

The consolidated balance sheets of the Company as of March 31, 1997 include $58.4 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $1.9 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above. As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

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



                     Accounting Developments

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 128, "Earnings Per Share," which revises the standards for computing earnings per share previously prescribed by APB Opinion No. 15, "Earnings Per Share." The Statement establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding. The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

The Statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, a company may disclose pro forma earnings per share amounts that would have resulted if it had applied the Statement in an earlier period. The Company intends to adopt FAS 128 in its annual financial statements for the year ended December 31, 1997.

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 for the quarters ended March 31, 1997 and 1996 are as follows:



                               Quarter Ended    Quarter Ended
                               March 31, 1997   March 31, 1996

Basic earnings per share         $    0.64        $    4.31
Diluted earnings per share       $    0.61        $    3.89


                        Subsequent Event

On May 13, 1997, the Company mailed to stockholders its proxy statement for the Annual Meeting of Stockholders, which is scheduled for June 17, 1997. In addition to voting on nominations for the board of directors, stockholders are being asked to approve a proposal to redomesticate the Company from New Jersey to Texas. Under the proposal, the Company would merge into InterContinental Life Corporation of Texas ("ILCO-Texas"), a wholly-owned subsidiary of the Company. The surviving entity in the merger would be ILCO-Texas, which would then change its name to InterContinental Life Corporation. The board of directors of the Company would continue to serve as directors of the Texas company.

               INTERCONTINENTAL LIFE CORPORATION


PART II

ITEM 6(A)

Net income per share is based on the weighted average common and common equivalent shares outstanding during each year.


                                   3 Months Ended
                                     March 31,
                              1997             1996
                                   (in thousands)

Net income                     $  2,700         $ 18,042


Interest expense reduc-
 tion net of income tax
 effect                              152             129

Net income available to
 common shareholders               2,852          18,171

Divide by:
 Common shares out-
  standing, less
  treasury stock                   3,414           3,345
 Dilutive common share
  equivalents                      1,888           2,080


Common stock and common
 stock equivalents                 5,302           5,425

Net income per share
 available to common
 shareholders                  $     .54        $   3.35


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

          None


Item 5.  Other Information

          None


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Form 10-K Annual Report of Registrant for the year ended December 31, 1996 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

     (b)  Reports on Form 8-K:

          None

       INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES





                              SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              INTERCONTINENTAL LIFE CORPORATION



                              /s/ James M. Grace
                              James M. Grace
                              Treasurer






Date:  May 15, 1997