Form 10-Q
period 1997-06-30
INTERCONTINENTAL LIFE CORP
filed 1997-08-14
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1997
Commission File Number 2-39310


                     INTERCONTINENTAL LIFE CORPORATION


     Texas                                   22-1890938
(State of Incorporation)  (I.R.S. Employer Identification Number)


The Austin Centre, 701 Brazos, 12th Floor
Austin, Texas                                        78701
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



Number of common shares outstanding ($.22 Par Value) at end of period: 4,321,829.











            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                   INDEX


                                                  Page No.

Part I - Financial Information

Consolidated Balance Sheets
     June 30, 1997 and December 31, 1996................ 3

Consolidated Statements of Income
     For the three and six month periods ended
     June 30, 1997 and 1996............................. 4

Consolidated Statements of Cash Flows
     For the three and six month periods ended
     June 30, 1997 and 1996............................. 6

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
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)

                                            June 30,   Dec. 31,
                                              1997       1996
                                           Unaudited

ASSETS
Investments:
     Fixed maturities, at amortized cost
      (market value approximates $4,439
      and $8,374)                         $    4,658 $    8,165
     Fixed maturities available for sale
      at market value (amortized cost of
      $441,494 and $451,550)                 443,608    453,896
     Equity securities at market value (cost
      approximates $369 and $373)              2,594      2,304
     Policy loans                             53,162     53,030
     Mortgage loans                           11,055     13,494
     Invested real estate and other
      invested assets                         48,525     38,696
     Short-term investments                   94,874     91,556
          Total investments                  658,476    661,141

     Cash and cash equivalents                 3,257      3,313

     Notes receivable from affiliates         56,866     59,940

     Accrued investment income                 7,916      7,807

     Agent advances and other
      receivables                             20,952     21,725

     Reinsurance receivables                  13,617     12,123

     Property and equipment, net               1,780      1,785

     Deferred policy acquisition costs        28,032     26,938

     Present value of future profits of
      acquired businesses                     42,269     45,240

     Deferred financing costs                    341        636

     Other assets                              9,760      8,965

     Separate account assets                 432,856    414,329
          Total Assets                    $1,276,122 $1,263,942






             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)
                                        June 30,    Dec. 31,
                                          1997        1996
                                        Unaudited
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and contractholder
 deposit funds
     Future policy benefits             $  123,394  $  119,744
     Contractholder deposit funds          523,609     538,505
     Unearned premiums                       8,718       9,069
     Other policy claims & benefits
      payable                                5,509       5,988
                                           661,230     673,306
     Other policyholders' funds              2,523       2,720
     Senior loans                           20,364      24,944
     Deferred federal income taxes          25,053      23,692
     Other liabilities                      17,132      13,835
     Separate account liabilities          430,610     412,084
          Total liabilities              1,156,912   1,150,581

Commitments and contingencies

Redeemable preferred stock:
 Class A Preferred, $1 par value,
  5,000,000 shares authorized and
  issued                                     5,000       5,000
 Class B Preferred, $1 par value,
  15,000,000 shares authorized and
  issued                                    15,000      15,000
                                            20,000      20,000
Redeemable Preferred Treasury Stock at
 cost, 20,000,000 shares                   (20,000)    (20,000)
                                               -0-         -0-
Shareholders' equity:
 Common stock, $.22 par value,
  10,000,000 shares authorized;
  5,337,739 and 5,223,739 shares
  issued, 4,321,829 and 4,232,829
  shares outstanding in 1997 and 1996        1,175       1,150
Additional paid-in capital                   4,232       3,752
Net unrealized appreciation of equity
 securities                                  1,446       1,255
Net unrealized gain on investments
 in fixed maturities available
 for sale                                    1,374       1,525
Retained earnings                          114,339     108,697
                                           122,566     116,379
Common treasury stock, at cost,
 1,015,910 shares in 1997 and
 990,910 shares in 1996                     (3,356)     (3,018)
Total Shareholders' Equity                 119,210     113,361
Total Liabilities and Shareholders'
 Equity                                 $1,276,122  $1,263,942


             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTH PERIODS
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
             (in thousands of dollars, except per share data)


                                              3 Months Ended
                                                 June 30,
                                             1997        1996
Revenues:
 Net premiums                             $  2,806   $  2,562
 Earned insurance charges                   10,189      9,604
 Net investment income                      14,460     14,912
 Gain on sale of real estate                   -0-        -0-
 Other                                       1,100        758
      Total                                 28,555     27,836

Benefits and expenses:
 Interest expense                              404        637
 Interest on insurance policies              7,950      7,908
 Benefits and other expenses                15,676     14,819
     Total                                  24,030     23,364

Income from operations                       4,525      4,472

Provision for federal income taxes           1,583      1,536

Net income                                $  2,942   $  2,936


Per Share Data:

Common stock and common stock
 equivalents                                 5,250      5,424

Net income per share available to
 common shareholders                      $    .59   $    .57


             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE SIX MONTH PERIODS
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
             (in thousands of dollars, except per share data)


                                              6 Months Ended
                                                 June 30,
                                              1997      1996
Revenues:
 Net premiums                             $  4,760     $5,496
 Earned insurance charges                   20,406     20,307
 Net investment income                      29,081     30,705
 Gain on sale of real estate                   -0-     23,520
 Other                                       1,709      1,389
      Total                                 55,956     81,417

Benefits and expenses:
 Interest expense                              839      1,738
 Interest on insurance policies             15,966     15,830
 Benefits and other expenses                30,472     31,575
     Total                                  47,277     49,143

Income from operations                       8,679     32,274

Provision for federal income taxes           3,037     11,296

Net income                                $  5,642   $ 20,978


Per Share Data:

Common stock and common stock
 equivalents                                 5,258      5,424

Net income per share available to
 common shareholders                      $   1.13   $   3.93

             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)


                                               3 Months Ended
                                                  June 30,
                                                1997     1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                   $  2,942  $  2,936

Adjustments to reconcile net income
 to net cash used in operating
 activities:
Amortization of present value of future
 profits of acquired businesses                 1,580     1,632
Amortization of deferred policy
 acquision costs                                  657       561
Depreciation                                      376      (281)
Net gain on sales of investments                  (66)     (125)
Financing costs amortized                         147       289

Changes in assets and liabilities:
Decrease (increase) in accrued
 investment income                                383       (41)
Increase in agent advances and other
 receivables                                   (4,416)   (1,412)
Policy acquisition costs deferred              (1,105)   (1,253)
Decrease in policy liabilities
 and contract holder deposit funds             (9,006)   (4,058)
Increase (decrease) in other policyholders'
 funds                                              5       (14)
Increase in other liabilities                   3,940       110
Increase (decrease) in deferred federal
 income taxes                                   4,132    (1,462)
Increase in other assets                         (205)     (909)
Other, net                                     (3,609)   (1,153)
Net cash used in operating
 activities                                  $ (4,245) $ (5,180)



             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
                         (In thousands of dollars)

                                               3 Months Ended
                                                  June 30,
                                             1997        1996
CASH FLOWS FROM INVESTING ACTIVITIES

Investments purchased                      $  (5,098)  $ (9,572)
Proceeds from sale and maturities of
 investments                                  13,310      6,389
Net change in short-term investments          (6,122)    30,937
Payment (Issuance) of notes to affiliate       1,538       (253)
Purchase & retirement of equipment, net         (374)       292

Net cash provided by investing activities      3,254     27,793

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                         (65)       (41)

Repayment of debt                                -0-    (15,000)

Net cash used in financing activities           (65)    (15,041)

Net (decrease) increase in cash and cash
 equivalents                                 (1,056)      7,572


Cash and cash equivalents, beginning of
 period                                       4,313       1,953

Cash and cash equivalents, end of period   $  3,257    $  9,525




             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)



                                              6 Months Ended
                                                  June 30,
                                               1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                   $  5,642  $ 20,978

Adjustments to reconcile net income
 to net cash used in operating
 activities:
Amortization of present value of future
 profits of acquired businesses                 2,971     3,100
Amortization of deferred policy acquisition
 costs                                          1,179     1,272
Depreciation                                      891       -0-
Net gain on sales of investments                  (66)  (23,732)
Financing costs amortized                         295       506
Changes in assets and liabilities:
Increase in accrued investment
 income                                          (109)     (705)
Increase in agent advances and other
 receivables                                     (721)   (4,723)
Policy acquisition costs deferred              (2,273)   (2,356)
Decrease in policy liabilities
 and contract holder deposit funds            (12,076)  (11,089)
(Decrease) increase in other
 policyholders' funds                            (197)       33
Increase (decrease) in other liabilities        3,297    (1,433)
(Decrease) increase in deferred federal
 income taxes                                   1,361    (6,622)
Increase in other assets                         (795)   (1,437)
Other, net                                       (307)    6,655
Net cash used in operating
 activities                                  $   (908) $(19,553)



             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS
                       ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
                         (In thousands of dollars)

                                              6 Months Ended
                                                  June 30,
                                               1997      1996


CASH FLOWS FROM INVESTING ACTIVITIES

Investments purchased                      $(14,950)   $(23,275)
Proceeds from sale and maturities of
 investments                                 21,345      81,065
Net change in short-term investments         (3,318)     (5,615)
Payment (Issuance) of notes to affiliate      3,074        (253)
Purchase & retirement of equipment, net        (886)         20

Net cash provided by investing
 activities                                   5,265      51,942

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                        167          40

Repayment of debt                            (4,580)    (29,441)

Net cash used in financing activities        (4,413)    (29,401)

Net (decrease) increase in cash and cash
 equivalents                                    (56)      2,988

Cash and cash equivalents, beginning of
 period                                       3,313       6,537

Cash and cash equivalents, end of period   $  3,257    $  9,525


             (See Notes to Consolidated Financial Statements)

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

Sale of Home Office Building

Net income for the six months ended June 30, 1996 includes $15.3 million resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, was retained and reinvested by Investors Life Insurance Company of North America. The balance of the proceeds of the sale, net of Federal Income Tax, was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company continues to rent space on three floors under the terms of an operating lease which expires in September, 1997.


Acquisition of Subsidiary

On March 25, 1997, ILCO and Investors Life Insurance Company of Indiana ( Investors-IN ), an indirect, wholly-owned subsidiary of ILCO, entered into an agreement to acquire State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for a cash purchase price of $11.8 million, subject to certain post-closing adjustments. In connection with this transaction, the bank group participating in the Senior Loan agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral results in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life would be merged into Investors-IN.
The closing of the transaction took place on July 9, 1997.


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

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 for the three and six months ended June 30, 1997 and 1996 are as follows:


                          Three Months Ended  Three Months Ended
                          June 30, 1997       June 30, 1996


Basic earnings per share       $0.68               $0.70

Diluted earnings per share     $0.67               $0.66


                          Six Months Ended    Six Months Ended
                          June 30, 1997       June 30, 1996


Basic earnings per share       $1.30               $5.01

Diluted earnings per share     $1.28               $4.76






Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations:



For the six-month period ended June 30, 1997, ILCO's net income was $5,642,000 ($1.13 per common share) as compared to $20,978,000
($3.93 per common share) in the first six months of 1996.

Net income from continuing operations (excluding the gain resulting from the Austin Centre) as described below was $5,642,000 ($1.13 per common share) for the six-month period ended June 30, 1997, as compared to $5,678,000 ($1.12 per common share) for the first six months of 1996.

For the six-month period ended June 30, 1996, net income included $15.3 million ($2.82 per common share) resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors Life Insurance Company of North America ("Investors-NA"). The balance of the proceeds, net of federal income tax, of the sale was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company and its affiliates will continue to occupy space on three floors of the office tower as its headquarters, under a lease which runs through September 30, 1997. In May , 1997, the Company renewed the lease, for a 5-year period, with options to renew for additional 5-year periods.

The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $9,868,104 for the six-month period ended June 30, 1997 as compared to $10,306,000 for the comparable period in 1996. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the first six months of 1997 was $4.8 million, as compared to $5.5 million for the first
six months of 1996.   Reinsurance premiums ceded were $2.4  million
for the first six months of 1997, as compared to $1.9 million in the first six months of 1996.

Earned insurance charges for the six-month period ended June 30, 1997 were $20.4 million, as compared to $20.3 million for the same period in 1996. This source of revenues is related to the universal life insurance and annuity book of business of Investors-NA.

Interest expense was $0.8 million for the first six months of 1997, as compared to $1.7 million for the first six months of 1996. The decrease is attributable to a reduction in the average principal balance of the senior loan from $42.4 million for the first six months of 1996 to $20.5 million for the first six months of 1997, as well as a decrease in the average rate of interest paid on the senior loan - 7.60% for the first six months of 1997, as compared to 7.81% for the first six months of 1996.

The decline in long-term interest rates during the first six months of 1997, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of June 30, 1997, the market value of the fixed maturities available for sale segment was $443.6 million as compared to an amortized cost of $441.5 million, or an unrealized gain of $2.1 million. Such increase reflects unrealized gains on such investments. There is no assurance that this unrealized gain will be realized in the future. The net of tax effect of this increase has been recorded as an increase in shareholders' equity.

A subsidiary of the Company, Investors Life Insurance Company of North America ("Investors-NA") is the owner and developer of the office complex known as Bridgepoint Square Offices. Once completed, the project will consist of four office buildings, with a total rentable space of 364,000 square feet, and two parking garages. Investors-NA purchased the 20 acre tract of land for this complex in January, 1995, for a cash purchase price of $9.75 million. At that time, the tract included one completed and fully leased office building, an adjacent parking garage, and sites for three more office buildings and a second parking garage. Since the purchase, Investors-NA has completed construction on the second parking garage and two of the remaining building sites. Construction is in progress on the fourth building, with a projected completion date in September, 1997. Investors-NA has leased essentially all of the space in the four buildings. Upon completion of the project, the investment of Investors-NA will be approximately $46 million. Investors-NA has listed the properties for sale. The properties are currently being reviewed by several prospective buyers.

On March 25, 1997, ILCO and Investors Life Insurance Company of Indiana ("Investors-IN"), an indirect, wholly-owned subsidiary of ILCO, entered into an agreement to acquire State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for a cash purchase price of
$11.8 million, subject to certain post-closing adjustments.   In
connection with this transaction, the bank group participating in the Senior Loan have agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral would result in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life would be merged into Investors-IN. The closing of the transaction took place on July 9, 1997.

At the annual meeting of shareholders, which was held on June 17, 1997, the shareholders approved the redomestication of the company from the State of New Jersey to the State of Texas. The redomestication was implemented by a merger of the Company into a Texas-domiciled company (ILCO-Texas) and, following the merger, changing the name of ILCO-Texas to InterContinental Life Corporation.

                           Results of Operations

For the six-month period ended June 30, 1997, the Company's income before federal income taxes was $8,679,000 on revenues of $55,956,000, as compared to income of $32,274,000, on revenues of $81,417,000 for the first six months of 1996. Revenues for the 1996 period include $23,520,000 related to the gain resulting from the sale of the Austin Centre.

For the three-month period ended June 30, 1997, the lapse rate with respect to universal life insurance policies increased from the lapse rate experienced in the similar period in 1996. The rate for the 1997 period was 7.92%, as compared to 7.60% in the 1996 period. The lapse rate with respect to traditional (non-universal) life insurance policies increased slightly from the levels experienced in the second quarter of 1996. The rate for the three-month period ended June 30, 1997 was 8.52%, as compared to 8.16% in the similar period in 1996. The lapse rates experienced during these periods were within the ranges anticipated by management.

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

As of December 31, 1995, the outstanding principal balance of the ILCO's senior loan obligations was $59.4 million. In addition to making the scheduled principal payments under its senior loan, the Company made payments of $941,000 in March, 1996, $15.0 million in April, 1996 and $0.5 million in July, 1996. As of June 30, 1997, the principal balance of the senior loan was $20.4 million.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of June 30, 1997, the outstanding principal balance of the Surplus Debentures was $5.2 million and $28.8 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus
debenture.   As of June 30, 1997, the statutory surplus of
Investors-NA was $56.7 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now,
from Investors-NA).   Washington's insurance code includes the
"greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of June 30, 1997, Investors-NA had earned surplus of $12.1 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

InterContinental Life Insurance Company ("ILIC"), a subsidiary of Investors-NA is domiciled in the State of New Jersey. Under the New Jersey insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Any dividend must be paid from earned surplus. A proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is treated as an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. ILIC had earned surplus of $5.2 million at June 30, 1997.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $12.4 million at June 30, 1997. As a result of the purchase of State Auto Life Insurance Company on July 9, 1997, the surplus of Investors-IN declined by $6 million, to $6.4 million.

ILCO's net cash flow used in operating activities was $0.9 million for the six month period ended June 30, 1997, as compared to $19.6 million for the first six months of 1996. This change is primarily due to fluctuations in the amount of deferred federal income tax related to the market value of investment assets that are fixed maturities available for sale and the net gain realized in connection with the sale of the Austin Centre.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                Investments

As of June 30, 1997, the book value of the Company's investment assets totaled $658.5 million, as compared to $661.1 million as of December 31, 1996. Total assets as of June 30, 1997 ($1.28 billion) increased from the level as of December 31, 1996 ($1.26 billion).

The level of short-term investments at June 30, 1997 was $94.9 million, as compared to $91.6 million at the end of 1996.

The fixed maturities available for sale portion of invested assets at June 30, 1997 was $443.6 million. The amortized cost of the fixed maturities available for sale segment as of June 30, 1997 was $441.5 million, representing a net unrealized gain of $2.1 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

The assets held by ILCO's life insurance subsidiaries must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short-to-medium term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade."

The Company's fixed maturities portfolio (including short-term investments), as of June 30, 1997, included a non-material amount (0.93% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. As of December 31, 1996, the comparable percentage was 1.1%. Of these non-investment grade investments, 0.242% are concentrated in the medium quality (or "3") category, with 0.686 receiving an NAIC rating of "4" (low quality) and only 0.001% receiving a rating of "5".

The consolidated balance sheets of the Company as of June 30, 1997 include $56.9 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $1.9 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July,1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above. As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows:
(a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

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

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 for the six month periods ended June 30, 1997 and 1996 are as follows:


                                                Six Months
Ended                          Six Months Ended
                               June 30, 1997    June 30, 1996

Basic earnings per share         $1.30            $5.01
Diluted earnings per share       $1.28            $4.76

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

          None


Item 3.  Defaults Upon Senior Securities

          None


Item 4.  Submission of Matters to a Vote of Security Holders


The Annual Meeting of Shareholders was held on June 17, 1997. The matters voted on at the meeting were: (1) the election of directors and (2) the approval of the Redomestication of the Company and the related Plan and Agreement of Merger of the Company into ILCO-Texas, a wholly-owned subsidiary of the Company. All of the nominees were reelected as directors, and Proposal No. 2 was approved by the shareholders. Proxies for the meeting were solicited to Regulation 14 under the '34 Act.

The voting tabulation as to each nominee was as follows:

  Name                In Favor             Withheld


Crowe, Joseph F.      3,544,526             7,136
Demgen, Jeffrey H.    3,545,244             6,955
Fleron, Theodore A.   3,544,684             7,195
Gilcrease, W. Lewis   3,545,241             6,421
Grace, James M.       3,544,853             6,809
Kosson, Richard A.    3,545,244             6,418



  Name                In Favor             Withheld


Mitte, Roy F.         3,542,351             9,311
Payne, Eugene E.      3,545,229             6,981
Pruner, H. Gene       3,544,805             6,857
Schmitt, Steven P.    3,545,229             6,433
Shuman, Donald        3,544,611             6,433

The voting tabulation as to Proposal No. 2 was as follows:

    In Favor:   2,956,794

    Against:       68,004

    Abstain:       19,745


Item 5.  Other Information

          None


Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits


          (i)   See Attached Exhibit Index

          (ii) Form 10-K Annual Report of Registrant for the year ended December 31, 1996 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

(b)       Reports on Form 8-K:

                         None



            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES






SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            INTER
CONTINENTAL LIFE CORPORATION



                                  /s/ James M. Grace
                                      James M. Grace
                                      Treasurer


Date:   August 14, 1997


                               Exhibit Index

Exhibit        Page                Description
Number         Number



3 (a)          1              Articles of Incorporation of
                              InterContinental Life Corporation of
                              Texas

3(b)           7              Amendment to Articles of
                              Incorporation of InterContinental
                              Life Corporation of Texas


3(c)           8              By-laws of InterContinental Life
                              Corporation of Texas

3(d)           18             Articles of Merger of
                              InterContinental Life Corporation
                              and InterContinental Life
                              Corporation of Texas

3(e)           21             Plan and Agreement of Merger Between
                              InterContinental Life Corporation
                              and InterContinental Life
                              Corporation of Texas


                         ARTICLES OF INCORPORATION


                                   OF


               INTERCONTINENTAL LIFE CORPORATION OF TEXAS


     The undersigned natural person of the age of 18 years or more, acting as sole incorporator of a corporation under the Texas
        Business Corporation Act, does hereby adopt the following
             Articles of Incorporation for such corporation:

                                ARTICLE I
The name of the corporation is INTERCONTINENTAL LIFE CORPORATION
OF TEXAS
                               ARTICLE II
The period of its duration is perpetual.

                               ARTICLE III
The purpose for which the corporation is organized is to transact any lawful business for which corporations may be incorporated under the Texas Business Corporation Act.

                               ARTICLE IV
(A) The aggregate number of shares of capital stock which the corporation shall have the authority to issue is forty-five million (45,000,000) to be divided into two classes as follows:
     (1) 30 million shares of Preferred Stock with a par value of one dollar ($1.00) each, which may be issued from time to time in one or more series, each series to be designated by a distinguishing letter or title. The Board of Directors of the corporation is hereby authorized, within the restrictions stated within this
          Article IV, to establish each series of Preferred Stock, to provide for the number of shares in such series and to establish preferences, qualifications, limitations, restrictions and special or relative rights of such series. The authority of the Board of Directors of the corporation with respect to each series shall include, but not be limited to, the determination of the following:
               (a) Liquidation: The rights of the shares of each such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation and the relative rights of priority, if any, of payment of such shares of such series.
               (b) Designation: The number of shares constituting each such series and the distinctive designation thereof.
               (c) Dividends: The dividend rate on each such series, whether dividends on the shares of such series shall be cumulative (and, if cumulative, the date or dates from which such dividends would accumulate), and the relative rights of priority, if any, of payment of dividends on shares of such series.
               (d) Voting Rights: The voting rights, if any, of each such series, in addition to the voting rights provided by law, and the terms thereof.
               (e) Redemption: The redemption options or obligations, if any, in respect of each such series and the terms and conditions thereof, including, without limitation, the date or dates upon or after which such shares are redeemable and the redemption price payable in respect of such shares being so redeemed.
               (f) Sinking Fund: The sinking fund requirements, if any, in respect of any redemption required pursuant to Clause (e) of this Article IV.
               (g) Conversion: The conversion privileges, if any, of each such series and the terms and conditions thereof.
          Dividends on outstanding shares of any series of Preferred Stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared or set apart for payment on the Common Stock with respect to the same dividend period.
     (2) 15 million shares of Common Stock with a par value of $0.22 each, which may be issued from time to time in one or more series, each series to be designated by a distinguishing letter or title. The Board of Directors of the corporation is hereby authorized, within the restrictions stated within this Article IV, to establish each series of Common Stock, to provide for the number of shares in such series and to establish preferences, qualifications, limitations, restrictions and special or relative rights of such series. The Preferred Stock is senior to the Common Stock, and the Common Stock is subject to the rights and preferences of the Preferred Stock.
(B) No shareholder shall be entitled to cumulate his votes by giving one candidate as many votes as the number of such directors to be elected multiplied by the number of shares owned by such shareholder or by distributing such votes on the same principle among any number of such candidates.
                                ARTICLE V
The corporation will not commence business until it has received for the issuance of its shares consideration of a value not less than One Thousand Dollars ($1,000.00), consisting of money, labor done, or property actually received.

                               ARTICLE VI
The address of the corporation's initial registered office is 701
Brazos, Suite 1400, Austin, Texas 78701, and the name of its initial registered agent at such address is James M. Grace.

                               ARTICLE VII
If, with respect to any action taken by the shareholders of the corporation, other than plan of merger or consolidation, any provision of the Texas Business Corporation Act would, but for this Article, require the vote or concurrence of the holders of shares having more than a majority of the votes entitled to be cast thereon, or any class or series thereof, the vote or concurrence of the holders of shares having only a majority of the votes entitled to be cast thereon, or any class or series thereof, shall be required with respect to any such action.

                              ARTICLE VIII
The number of directors constituting the initial Board of
Directors is eleven (11) and the names and addresses of the
persons who are to serve as directors until the first annual meeting of the shareholders or until their successors are elected and qualify are:
     Name                     Address
     Roy F. Mitte             701 Brazos, Suite 1400
                              Austin, Texas 78701

     James M. Grace           701 Brazos, Suite 1400
                              Austin, Texas 78701

     Eugene E. Payne          701 Brazos, Suite 1400
                              Austin, Texas 78701

     Jeffrey H. Demgen        701 Brazos, Suite 1400
                              Austin, Texas 78701

     Theodore A. Fleron       701 Brazos, Suite 1400
                              Austin, Texas 78701

     Joseph F. Crowe          706 Golf Crest Lane
                              Austin, Texas

     W. Lewis Gilcrease       114 West San Antonio
                              San Marcos, Texas

     Richard A Kosson         18 Rale Terrace
                              Livingston, New Jersey

     H. Gene Pruner           8705 Flagship Circle
                              Indianapolis, Indiana


     Steven P. Schmitt        701 Brazos, Suite 1400
                              Austin, Texas 78701

     Donald P. Shuman         2 Dayton Road
                              Flemington, New Jersey



                               ARTICLE IX
The name and address of the incorporator is:
                    Christopher W. Schrauff
                    701 Brazos, Suite 1400
                    Austin, Texas 78701

EXECUTED BY THE UNDERSIGNED on this 29th day of April, 1997.



                                    /s/ Christopher W. Schrauff
                                   Christopher W. Schrauff



SWORN TO BEFORE ME on this 29th day of April, 1997, by the above named incorporator,


                                     /s/  Sara Bramlett
                                   Notary Public in and for
                                   Travis County, Texas

                           ARTICLES OF AMENDMENT

                     OF THE ARTICLES OF INCORPORATION

               OF INTERCONTINENTAL LIFE CORPORATION OF TEXAS



The undersigned certifies that:

1.   He is the Secretary of InterContinental Life Corporation of
Texas.

2. At a duly held meeting of the Board of Directors of InterContinental Life Corporation of Texas, held on May 6, 1997, the Board of Directors adopted the following resolution approving the following amendment to the Articles of Incorporation:

     The following shall be added to, not replace, Article VII of the Articles of Incorporation:

               "No holder of securities of the of the corporation shall be entitled as a matter of right, preemptive or otherwise, to subscribe for or purchase any securities of the corporation now or hereafter authorized to be issued, or securities held in the treasury of the corporation, whether issued or sold for cash or other consideration or as a dividend or otherwise. Any such securities may be issued or disposed of by the Board of Directors to such persons and on such terms as in its discretion it shall deem advisable."

3. No shares of InterContinental Life Corporation of Texas stock have been issued as of the date of these Articles of Amendment.
Therefore, shareholder approval of these Articles of Amendment is not required.

4. The undersigned has executed these Articles of Amendment on May 7, 1997.



  /s/ Eugene E. Payne
Eugene E. Payne
Vice President and Secretary






                                BY-LAWS OF

                INTERCONTINENTAL LIFE CORPORATION OF TEXAS


                                 ARTICLE I

                                 OFFICES


     Section 1. The principal office shall be located at 701 Brazos, Austin, Texas 78701. The registered office of the Corporation shall be located at 701 Brazos, Austin, Texas 78701. The Agent upon whom process against the corporation may be served is James M. Grace at said address. The corporation may also have offices at such other places within and without the State of Texas as the Board of Directors may, from time to time, determine or the business of the corporation may require.

     Section 2. The corporation may also have offices at such other places as the Board of Directors may from time to time determine or the business of the corporation may require.

                                ARTICLE II
                          STOCKHOLDERS' MEETINGS
     Section 1. All meetings of the stockholders shall be held at the principal office of the corporation or at such other place as may from time to time be designated by the Board of Directors and stated in the notice of the meeting.

     Section 2. An annual meeting of stockholders, commencing with the year 1997, shall be held on the first Friday of July in each year if not a legal holiday, and if a legal holiday, then on the next secular day following, at 3:00 P.M., or at such other time and place as designated in a Resolution adopted by the Board of Directors, when the stockholders shall elect by a plurality vote, by ballot, a Board of Directors, and transact such other business as may properly be brought before the meeting.

     Section 3. Written notice of the annual meeting shall be served upon or mailed to each stockholder entitled to vote thereat, at such address as appears on the stock books of the corporation, not less than ten nor more than sixty days prior to the meeting.

     Section 4. At least ten days before every election of Directors, the Secretary shall make a complete list of the stockholders entitled to vote at the ensuing election, arranged in alphabetical order, with the post office address, and the number of shares held be each, which list shall be at all times, during the usual hours of business, be kept at the principal office, open to the examination of any stockholder. The Board of Directors shall produce at the time and place of each election the transfer books and stock books of the corporation and said list of stockholders which shall remain there during the election.

     Section 5. Special meetings of the stockholders, for any purpose or purposes, other than those prescribed by statute or by the Articles of Incorporation, may be called by the Chairman of the Board, or by the President and shall be called by the Chairman of the Board or the President or Secretary at the request in writing of a majority of the members of the Board of Directors.

     Section 6.  Written notice of a special meeting of
stockholders, stating the time and place and object thereof, shall be served upon or mailed to each stockholders entitled to vote thereat, at such address as appears on the books of the corporation, not less than ten days nor more than sixty days before such meeting.

     Section 7. Business transacted at all special meetings shall be confined to the objects stated in the call.

     Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the stockholders for the transaction of business, except as otherwise provided by statute, by the Articles of Incorporation or by these By-Laws. If, however, a quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.

     Section 9. When a quorum is present or represented at any meeting, vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the Articles of Incorporation or of these By-laws, a different vote is required in which case such express provision shall govern and control the decision of such question.

     Section 10. At any meeting of the stockholders every stockholder having the right to vote shall be entitled to vote in person or by proxy appointed by an instrument in writing subscribed by such stockholder or by his duly authorized attorney and bearing a date not more than three years prior to said meeting. Each proxy shall be delivered to the Secretary of the corporation prior to the holding of the meeting. The attendance at any meeting of a stockholder who may theretofore have given a proxy shall not have the effect of revoking the proxy unless the stockholder so attending shall, in writing, so notify the Secretary at any time prior to the voting of the proxy. Each stockholder shall have one vote for each share of stock having voting power registered in his name at the time of the closing of the transfer books or on the date fixed as a record date for said meeting. In case the transfer books of the corporation shall not have been closed and no date shall have been fixed as a record date for the determination of the stockholders entitled to vote, no share of stock shall be voted on at any election of Directors, after the first election of Directors, which has been transferred on the books of the corporation within twenty days next preceding such election of Directors.

     Section 11. Any action required to be taken at a meeting of the stockholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof.

                                ARTICLE III
                                 DIRECTORS
     Section 1. The number of Directors which shall constitute the whole Board shall be any number not less than three nor more than twenty-five as authorized by vote of a majority of the entire Board of Directors at any regular or special meeting, provided that no decrease shall shorten the term of any incumbent Director. The Directors shall be elected by the stockholders at the annual meeting of stockholders, and each Director shall be elected to serve until his successor shall be elected and shall qualify.

     No Director's name shall be submitted to the shareholders at the Annual Meeting for reelection unless said Director during his preceding term in office attended at least half of the duly called meetings of the Directors of the Company unless the Board in light of existing circumstances determines otherwise.

     Section 2. A regular meeting of the Board shall be held without notice immediately following and at the same place as the annual shareholders' meeting for the purposes of electing officers and conducting such other business as may come before the meeting. The Board, by resolution, may provide for additional regular meetings which may be held without notice.

     Section 3. A special meeting of the Board may be called at any time by the Chairman of the Board or by a majority of the members of the Board of Directors for any purpose. Such meeting shall be held upon not less than three (3) days notice. Such notice shall be given by posting written notice in the United States mail, postage prepaid. Such notice shall specify the date, time and place of the meeting.

     Section 4. The Board may act without a meeting if, prior or subsequent to such action, each member of the Board shall consent in writing to such action. Such written consent or consents shall be filed in the minute book.

     Section 5. At all meetings of the Board, the presence of a majority of the Directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the Articles of Incorporation or by these By-laws. Any Director may participate in a meeting of the Board or a committee thereof by means of a conference telephone or any other means of communication, provided, that all persons participating in the meeting are able to hear each other. Any Director participating in accordance with the preceding sentence of this Section 5 of Article III shall be deemed present for all purposes of the meeting. If a quorum shall not be present at any meeting of Directors, the Directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Section 6. Any vacancy in the Board, including a vacancy caused by an increase in the number of Directors, may be filled by the affirmative vote of a majority of the remaining Directors, even though less than a quorum of the Board, or by a sole remaining Director.

     Section 7. The property and business of the corporation shall be managed by its Board of Directors who may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these By-laws directed or required to be exercised or done by the stockholders.

     If the Corporation owns 10% or more of the shares of stock of another corporation, any voting or other action that may be taken by the Corporation in its capacity as shareholder of such corporation shall be taken by a majority vote of the Corporation's Board of Directors or a majority vote of the Executive Committee of the Board of Directors.

     Section 8. The Board of Directors shall have the power to remove Directors for cause and to suspend Directors pending a final determination that cause exists for removal.


                      EXECUTIVE AND OTHER COMMITTEES

     Section 9. The Board of Directors may appoint an executive committee, to consist of two or more of the Directors, which, except to the extent limited in said resolution, shall have and may exercise the powers of the Board of Directors in the management of the business, affairs and property of the corporation during the intervals between the meetings of the Directors, and may have power to authorize the seal of the corporation to be affixed to all papers which may require it. Vacancies in the membership of the committee shall be filled by the Board of Directors at a regular meeting thereof or at a special meeting called for that purpose. The executive committee shall keep regular minutes to its proceedings and report the same to the Board when required. The Board of Directors is authorized from time to time by a resolution adopted by a majority of the entire board to establish one or more other committees, each committee shall have at least three members. Said resolution may provide the committees with powers consistent with the laws of the State of Texas. The Board of Directors may be resolution adopted by a majority of the entire Board abolish any such committees or amend any resolution authorizing such committees.


                         COMPENSATION OF DIRECTORS

     Section 10. Directors, as such, shall not receive any stated salary for their services, but, by resolution of the Board, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board; provided, that nothing herein contained shall be construed to preclude any Director from serving the corporation in any other capacity and receiving compensation therefor. Members of the executive or any other committee may be allowed like compensation for attending committee meetings.

                                ARTICLE IV
                                  NOTICES

     Section 1. Any notice required by these By-laws, by the Articles of Incorporation, or by the Texas Business Corporation Act may be waived in writing by any person entitled to notice. The waiver or waivers may be executed either before or after the event with respect to which notice is waived. Each Director or shareholder attending a meeting without protesting, prior to its conclusion, the lack of proper notice shall be deemed conclusively to have waived notice of the meeting.

     Section 2. Whenever under the provisions of the statutes or of the Articles of Incorporation or of these By-Laws, notice is required to be given to any Director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such Director or stockholder at such address as appears on the books of the corporation, and such notice shall be deemed to be given at the time when the same shall be thus mailed.


                                 ARTICLE V
                                 OFFICERS

     Section 1. The officers of the Corporation shall be a Chairman of the Board, President, one or more Vice Presidents, a Secretary, a Treasurer and one or more Assistant Secretaries. Any two of the aforesaid offices, except those of President and Vice
President, may be held by the same person.

     Section 2. The Board of Directors at its first meeting after each annual meeting of stockholders shall elect a President from its members, and the Board shall also annually choose a Vice
President, a Secretary and a Treasurer none of whom need be members of the Board.

     Section 3. The Board may appoint additional Vice Presidents and Assistant Secretaries and Assistant Treasurers and such other officers, and agents as it shall deem necessary, who shall have such authority and shall perform such duties as from time to time shall be prescribed by the Board.

     Section 4. The officers of the corporation shall hold office until their successors are chosen and qualify in their stead. Any officer elected or appointed by the Board of Directors may be removed with or without cause, at any time, by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the Board of Directors.


                                 CHAIRMAN

     Section 6. The Chairman of the Board shall be the Chief Executive Officer of the Corporation and shall preside at all meetings of the shareholders and the Board of Directors. Subject only to the authority of the Board of Directors, he shall have general charge and supervision over, and responsibility for, the business and affairs of the Corporation. All other officers of the Corporation shall be subject to the authority, supervision and direction of the Chairman of the Board. The Chairman may enter into and execute in the name of the Corporation, contracts or other instruments in the regular course of business and contracts and other instruments not in the regular course of business and contracts and other instruments not in the regular course of business which are authorized, either generally or specifically, by the Board of Directors or the Executive Committee.


                                 PRESIDENT

     Section 7. The President shall perform such duties and shall have such authority as is usually vested in the office of the president of a corporation, subject to the supervision and direction of the Chairman of the Board of Directors.


                              VICE PRESIDENT

     Section 8. One or more Vice President shall be elected to perform such duties and have such authority as from time to time may be delegated to them by the Chairman of the Board or by the President or by the Executive Committee.


                                 TREASURER

     Section 9. The Treasurer shall have the custody of the funds and securities of the corporation and shall keep or cause to be kept regular books of account for the Corporation. The Treasurer shall perform such other duties and possess such other powers as are incident to that office or as shall be assigned by the Chairman of the Board or by the President or by the Executive Committee.


                     SECRETARY AND ASSISTANT SECRETARY

     Section 10. The Secretary shall cause notices of all meetings to be served as prescribed in these By-laws and shall keep or cause to be kept the minutes of all meetings of the shareholders and the Board and Executive Committee. The Secretary shall perform such other duties and possess such other powers as are incident to that office or as are assigned by the Chairman of the Board or by the President or the Executive Committee. One or more Assistant Secretaries may be elected to perform such duties as may be assigned to them by the Chairman of the Board or by the President or by the Executive Committee, but they shall not have authority to give notices of meetings. The Secretary shall be the only person authorized to give notices of meetings and shall cause notices of all meetings to be served as prescribed in these By-laws.


                                ARTICLE VI
                           CERTIFICATES OF STOCK

     Section 1. The certificates of stock of the corporation shall be numbered and entered into the books of the corporation as they are issued. They shall exhibit the holder's name and the number of shares owned by him in the corporation, and shall be signed by the president or Vice-President and Treasurer or Assistant Treasurer or the Secretary or Assistant Secretary. If any certificate is signed by a transfer agent or an assistant transfer agent or by a transfer clerk on behalf of the corporation and a registrar, the signature of any such officer may be facsimile.


                             LOST CERTIFICATES

     Section 2. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation, alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum and with such surety or sureties as it may direct as indemnity against the corporation with respect to the certificate alleged to have been lost or destroyed.


                             TRANSFER OF STOCK

     Section 3. Upon surrender to the corporation or transfer agent of the corporation of a certificate of stock duly endorsed or accompanied by proper evidence of succession, assignment or authority of transfer, it shall be the duty of the corporation to issued a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.


                         CLOSING OF TRANSFER BOOKS

     Section 4. The Board of Directors may close the stock transfer books of the corporation in its discretion for a period not exceeding fifty days preceding the date of any meeting, annual or special, of the stockholders, or the date for payment of any dividend, or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect. In lieu of closing the stock transfer books, the Board of Directors may fix, in advance, a date not exceeding fifty (50) days preceding the date of any meeting, annual or special, of stockholders or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of and to vote at any such meeting, or entitled to receive payment of any such dividend, or any such allotment of rights, or to exercise the rights in respect to any such change, conversion or exchange of capital stock, and in such case only stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting or to receive payment of such dividend or allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after such record date fixed as aforesaid.


                          REGISTERED STOCKHOLDERS

     Section 5. The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of Texas.


                                ARTICLE VII
                                 INDEMNITY

     Section 1. Any present or future director or officer of the corporation and any present or future director or officer of any other corporation serving as such at the request of the corporation because of the corporation's interest in such other corporation, or the legal representative of any such director or officer, shall be indemnified by the corporation against reasonable costs, expenses (exclusive of any amount paid to the corporation in settlement) and counsel fees paid or incurred in connection with any action, suit or proceeding to which any such director or officer or his legal representative may be made a party by reason of his being or having been such director or officer and shall otherwise be accorded the fullest benefits contemplated and set forth in Articles 2.02 and 2.02-1 of the Texas Business Corporation Act, subject to the qualifications set forth in said Statute.


                               ARTICLE VIII
                            GENERAL PROVISIONS
                                 DIVIDENDS

     Section 1. Dividends upon stock of the corporation, subject to the provisions of the Articles of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be declared in cash, in property or in stock.

     Section 2. Before payment of any dividend, there may be set aside out of the funds of the corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the Directors shall think conducive to the interests of the corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.


                                  CHECKS

     Section 3. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may, from time to time, designate.


                                FISCAL YEAR

     Section 4. The fiscal year shall begin the first date of January in each year.


                                   SEAL

     Section 5. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Texas."


                                ARTICLE IX
                    AMENDMENTS TO AND EFFECT OF BY-LAWS

     Section 1. These By-laws are subject to the provisions of the Texas Business Corporation Act and the Corporation's Articles of Incorporation, as it may be amended from time to time. If any provision in these By-laws is inconsistent with a provision in that Act or the Articles of Incorporation, the provision of that Act or the Articles of Incorporation shall govern.

     Section 2. These By-laws may be altered, amended or repealed by the shareholders or the Board. Any By-law adopted, amended or repealed by the shareholders may be amended or repealed by the Board, unless the resolution of the shareholders adopting such By-law expressly reserves to the shareholders the right to amend or repeal it.

                            ARTICLES OF MERGER

                                    OF

                     INTERCONTINENTAL LIFE CORPORATION

                                    AND

                INTERCONTINENTAL LIFE CORPORATION OF TEXAS



     Pursuant to the provisions of Articles 5.01, 5.03, 5.04 and
5.05 of the Texas Business Corporation Act, the undersigned domestic and foreign corporations adopt the following Articles of Merger for the purpose of merging INTERCONTINENTAL LIFE CORPORATION into INTERCONTINENTAL LIFE CORPORATION OF TEXAS.


     1. The names of the corporations and the States under the laws of which they are respectively organized are:


     Name of Corporation                               State

     InterContinental Life Corporation                 New Jersey
     InterContinental Life Corporation of Texas        Texas


     2. The laws of the State under which such foreign corporation is organized permit such merger, and the plan of merger was duly authorized by all action required by the laws under which it was incorporated or organized and by its constituent documents.


     3. The name of the surviving corporation is InterContinental Life Corporation of Texas, a Texas corporation, and it is to be governed by the laws of the State of Texas. Its principal office in the state under whose laws it is to be governed is located at 701 Brazos Street, Suite 1400, Austin, Texas 78701. Furthermore:


          (a) The surviving corporation may be served with process in the State of New Jersey in any proceeding for the enforcement of any obligation of any domestic corporation or any foreign corporation, previously amenable to suit in New Jersey, which is a party to such merger, and in any proceeding for the enforcement of the rights, if any were provided for in the Articles of Incorporation of either InterContinental Life Corporation or InterContinental Life Corporation of Texas, of a dissenting shareholder of any such New Jersey corporation against the surviving corporation; and


          (b) The surviving corporation irrevocably appoints the Secretary of State of the State of New Jersey as its agent to accept service of process in any such proceeding outlined in (a) above. The Secretary of State shall mail such process in such proceeding to 701 Brazos Street, Suite 1400, Austin, Texas 78701; and


          (c) Under the provisions of the New Jersey Business
          Corporation Act, no amount is due to the dissenting shareholders of the New Jersey corporation due to the rights of dissenting shareholders .

     4. The Plan and Agreement of Merger in the form attached hereto was approved by the shareholders of the undersigned New Jersey corporation in the manner prescribed by the New Jersey Business Corporation Act, and was approved by the sole shareholder the undersigned domestic corporation in the manner prescribed by the Texas Business Corporation Act. The Articles of Incorporation of InterContinental Life Corporation of Texas, the surviving corporation, are amended by the Articles of Merger as follows:


     "ARTICLE I:  The name of the corporation is INTERCONTINENTAL
     LIFE CORPORATION."


     5. As to each of the undersigned corporations, the number of shares outstanding and entitled to vote are as follows:

                                                Number of Shares
     Name of Corporation                          Outstanding

     InterContinental Life Corporation             4,361,076*
     InterContinental Life Corporation of Texas            1

          *InterContinental Life Corporation has issued 5,339,497 shares. However, 978,421 shares are held in treasury by InterContinental Life Corporation and, therefore, these shares are not entitled to vote pursuant to 14A:5-13 of the New Jersey Business Corporation Act.

          6. As to each of the undersigned corporations, the total number of shares voted for, against and abstained, are as follows:

                                            Number of Shares
                                    Total      Total       Total
Name of Corporation                  For      Against     Abstain

InterContinental Life Corporation  2,956,794   68,004      19,745

InterContinental Life Corporation
of Texas                              1           0           0


     7. The share of capital stock of InterContinental Life
Corporation of Texas outstanding immediately prior to the Effective Date of the Merger shall cease to exist and shall be deemed cancelled, retired and eliminated.

Dated June 17, 1997.

                              INTERCONTINENTAL LIFE CORPORATION
(SEAL)
                              By:  /s/ Roy F. Mitte
                                  Roy F. Mitte, President

                              INTERCONTINENTAL LIFE CORPORATION
                              OF TEXAS
(SEAL)
                              By:   /s/ Roy F. Mitte
                                  Roy F. Mitte, President

I, Barbara Marshburn, a notary public, do hereby certify that on June 17, 1997, personally appeared before me Roy F. Mitte, who, being first duly sworn, declared the he is President of InterContinental Life Corporation and that he signed the foregoing document as President, and that the statements contained therein are true.

 /s/ Barbara Marshburn
Notary Public                 (SEAL)

I, Barbara Marshburn, a notary public, do hereby certify that on June 17, 1997, personally appeared before me Roy F. Mitte, who, being first duly sworn, declared the he is President of InterContinental Life Corporation of Texas and that he signed the foregoing document in as President, and that the statements contained therein are true.

 /s/ Barbara Marshburn
Notary Public                 (SEAL)



                       PLAN AND AGREEMENT OF MERGER

                                  BETWEEN

                     INTERCONTINENTAL LIFE CORPORATION

                                    AND

                INTERCONTINENTAL LIFE CORPORATION OF TEXAS


     This PLAN AND AGREEMENT OF MERGER (the "Agreement") is dated
this      day of                  , 1997, by and between
InterContinental Life Corporation of Texas, a Texas domiciled company (hereinafter "ILCO-Texas" or the "Surviving Company") and InterContinental Life Corporation, an New Jersey domiciled company (hereinafter "ILCO" or the "Merging Company"), in accordance with Article 5.01 of the Texas Business Corporation Act and Section 14A:10-7 of the New Jersey Business Corporation Act.

                                 RECITALS

A. ILCO-Texas is a duly organized and validly existing company under the Texas law and is in good standing under the laws of the State of Texas. ILCO-Texas is a direct, wholly-owned subsidiary of ILCO;

B. ILCO is a duly organized and validly existing company under the New Jersey law and is in good standing under the laws of the State of New Jersey;

C. The Board of Directors of ILCO has determined that it is desirable and in the best interests of ILCO to change the domicile of ILCO from New Jersey to Texas. To accomplish that change, the Board of Directors of ILCO authorized the creation of ILCO-Texas, as a wholly-owned subsidiary of ILCO. In addition, the Board of Directors of ILCO has adopted a resolution authorizing the merger of ILCO with and into ILCO-Texas (the "Merger") in accordance with the terms and conditions set forth in this Plan and Agreement of Merger and pursuant to the provisions of the laws of the State of New Jersey and the State of Texas.

E. This Plan and Agreement of Merger and the Merger is subject to the approval of the shareholders of ILCO, by an affirmative vote by a majority of those shares of ILCO constituting at least a quorum at the Annual Meeting. This Plan and Agreement of Merger and the Merger has been authorized and approved by the sole shareholders of ILCO-Texas.

F.   No director, officer, agent or employee of ILCO or ILCO-
     Texas has received or will receive any fee, commission, compensation or other valuable consideration for aiding, promoting or assisting the Merger.


NOW THEREFORE, ILCO and ILCO-Texas, in consideration of the mutual covenants, agreements and provisions hereinafter contained, do hereby agree upon and prescribe the terms and conditions of the Merger and the mode of carrying it into effect, as follows:


                                 ARTICLE I

                     MERGER AND SURVIVING CORPORATION

1.1.      At the Effective Time, as defined in Section 4.1 below,
          ILCO shall be merged into and with ILCO-Texas.  The
          Surviving Company shall be ILCO-Texas, which name shall thereupon be changed to InterContinental Life
          Corporation.

1.2.      The Merger shall occur pursuant to the provisions of
          Part 5, Articles 5.01, 5.03, 5.04 and 5.05 of the Texas
          Business Corporation Act and Section 14A:10-7 of the
          New Jersey Business Corporation Act.



                                ARTICLE II

                   TERMS, CONDITIONS AND MODE OF MERGER

2.1. The Articles of Incorporation and Bylaws of the Surviving Company shall not be amended by this Merger and shall remain in effect unchanged until those Articles of Incorporation or Bylaws may be amended in accordance with the laws of the State of Texas.


2.2. The directors and officers of the Surviving Company at the Effective Time shall continue to be the directors and officers of the Surviving Company until their respective successors shall have been elected and qualified as provided by the Bylaws of the Surviving Company and the laws of the State of Texas.

2.3. At the Effective Time, the separate existence of the Merging Company shall cease and all the property, rights, privileges, franchises, patents, trademarks, licenses, registrations, causes of action, and other assets of every kind and description of the Merging Company at the Effective Time shall, to the extent permitted by law, transfer to, vest in and devolve upon the Surviving Company without further act or deed.


2.4 All rights of creditors, including but not limited to insurance policyholders, and all liens upon the property of the Surviving Company and the Merging Company shall be preserved unimpaired, notwithstanding the Merger, and from and after the Effective Time all debts, liabilities and duties of the Merging Company shall attach to the Surviving Company and may be enforced against it to the same extent as if said debts, liabilities and duties had been incurred or contracted by the Surviving Company.


                                ARTICLE III

                            TREATMENT OF SHARES


3.1. At the Effective Time, all of the issued and outstanding shares of the common stock of ILCO, consisting of 5,339,497 shares of common stock, par value of $.22 per share, shall be converted into issued and outstanding shares of ILCO-Texas, par value of $.22 per share.

3.2.      At the Effective Time, all of the authorized shares of
          (i) the Class A preferred stock of ILCO, consisting of 5,000,000 shares, par value of $1.00 per share, held in treasury and (ii) the Class B preferred of ILCO, consisting of 15,000,000 shares, par value of $1.00 per share, held in treasury shall be converted into authorized and unissued shares of the preferred stock of ILCO-Texas, par value of $1.00 per share.

                                ARTICLE IV

                              EFFECTIVE TIME

4.1. This Merger shall become effective (the "Effective Time") upon the filing of all required documents with the Texas Secretary of State and the New Jersey Secretary of State, whichever is later, provided that such documents shall not be filed until the later of the following:

          a. approval of this Merger by the affirmative vote of a majority of those shares of common stock of ILCO constituting at least a quorum at the meeting of shareholders at which the Merger is considered;

          b. approval of this Merger by the sole shareholder of ILCO-Texas; and

          c. the obtaining of all necessary consents or approvals of any federal or state regulatory authority necessary for the consummation of the Merger.

4.2. Notwithstanding anything to the contrary in this Plan and Agreement of Merger, in the event that the conditions set forth in Section 4.1.a. to 4.1.c., hereof, have not been satisfied on or before December 31, 1997, this Agreement shall be automatically terminated without the need for further action by either party.

                                 ARTICLE V

                             POWER OF ATTORNEY


5.1 As of the Effective Time, ILCO-Texas hereby appoints the New Jersey Secretary of State and his or her successors in office as the attorney-in-fact or agent of ILCO-Texas to accept service of process in any proceeding to enforce any obligation of the Surviving Company (including any obligations of ILCO), and service on the New Jersey Secretary of State shall be deemed sufficient service on the Surviving Company, This power of attorney shall be irrevocable so long as the Surviving Company has outstanding in the State of New Jersey any contracts or other obligation whatsoever.

                                ARTICLE VI

                                TERMINATION


6.1 Subject to applicable law, this Plan and Agreement of Merger may be amended, modified, supplemented or abandoned by mutual consent of the respective Boards of Directors of ILCO and ILCO-Texas before or after approval hereof by the respective shareholders of ILCO or ILCO-Texas.

                                ARTICLE VII

                               GOVERNING LAW


7.1. THIS PLAN AND AGREEMENT OF MERGER SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, EXCEPT TO THE EXTENT THE LAWS OF THE STATE OF NEW JERSEY SHALL MANDATORILY APPLY TO THIS MERGER.

     IN WITNESS WHEREOF, the parties hereto have caused this
Agreement to be executed by their respective duly authorized
officers on this  17th day of   June         , 1997.

                         INTERCONTINENTAL LIFE CORPORATION


                           By:      /s/ Roy f. Mitte
                                   Roy F.  Mitte
                                   Chairman of the Board,
                                   President and Chief Executive
                                   Officer


                         Attest:    /s/ Eugene E. Payne
                                   Eugene E. Payne, Secretary


                         INTERCONTINENTAL LIFE CORPORATION OF
                         TEXAS

                           By:       /s/ Roy F. Mitte
                                   Roy F.  Mitte
                                   Chairman of the Board,
                                   President and Chief Executive
                                  Officer

                         Attest:     /s/ Eugene E. Payne
                                   Eugene E. Payne, Secretary