Form 10-Q
period 1997-09-30
INTERCONTINENTAL LIFE CORP
filed 1997-11-14
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1997
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



Number of common shares outstanding ($.22 Par Value) at end of period: 4,327,829.


            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                   INDEX


                                                       Page No.

Part I - Financial Information

Item I - Financial Statements:

Consolidated Balance Sheets
     September 30, 1997 and December 31, 1996................ 3

Consolidated Statements of Income
     For the three and nine month periods ended
     September 30, 1997 and 1996............................. 4

Consolidated Statements of Cash Flows
     For the three and nine month periods ended
     September 30, 1997 and 1996............................. 6

Notes to Consolidated Financial Statements.................. 11

Item 2 -

Management's Discussion and Analysis of
Financial Conditions and Results of Operations.............. 13


Part II

Other Information........................................... 20

Signature Page.............................................. 21


Part I - Financial Information

Item 1.   Financial Statements

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)

                                            Sept.30,   Dec. 31,
                                              1997       1996
                                           Unaudited

ASSETS
Investments:
     Fixed maturities, at amortized cost
      (market value approximates $4,527
      and $8,374)                         $    4,910 $    8,165
     Fixed maturities available for sale
      at market value (amortized cost of
      $448,476 and $451,550)                 460,596    453,896
     Equity securities at market value (cost
      approximates $369 and $373)              3,126      2,304
     Policy loans                             54,490     53,030
     Mortgage loans                           10,943     13,494
     Invested real estate and other
      invested assets                         50,448     38,696
     Short-term investments                   93,610     91,556
          Total investments                  678,123    661,141

     Cash and cash equivalents                 5,536      3,313

     Notes receivable from affiliates         55,329     59,940

     Accrued investment income                 8,394      7,807

     Agent advances and other
      receivables                             22,623     21,725

     Reinsurance receivables                  13,801     12,123

     Property and equipment, net               1,720      1,785

     Deferred policy acquisition costs        28,638     26,938

     Present value of future profits of
      acquired businesses                     48,791     45,240

     Deferred financing costs                    209        636

     Other assets                              9,863      8,965

     Separate account assets                 448,111    414,329
          Total Assets                    $1,321,138 $1,263,942


             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)
                                           Sept.30,   Dec. 31,
                                             1997       1996
                                          Unaudited
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and contractholder
 deposit funds
     Future policy benefits             $  138,416  $  119,744
     Contractholder deposit funds          518,980     538,505
     Unearned premiums                       8,396       9,069
     Other policy claims & benefits
      payable                                5,955       5,988
                                           671,747     673,306
     Other policyholders' funds              3,117       2,720
     Senior loans                           18,364      24,944
     Deferred federal income taxes          31,817      23,692
     Other liabilities                      21,312      13,835
     Separate account liabilities          445,865     412,084
          Total liabilities              1,192,222   1,150,581

Commitments and contingencies

Redeemable preferred stock:
 Class A Preferred, $1 par value,
  5,000,000 shares authorized and
  issued                                     5,000       5,000
 Class B Preferred, $1 par value,
  15,000,000 shares authorized and
  issued                                    15,000      15,000
                                            20,000      20,000
Redeemable Preferred Treasury Stock at
 cost, 20,000,000 shares                   (20,000)    (20,000)
                                                -0-        -0-
Shareholders' equity:
 Common stock, $.22 par value,
  10,000,000 shares authorized;
  5,343,739 and 5,223,739 shares
  issued, 4,327,829 and 4,232,829
  shares outstanding in 1997 and 1996        1,175       1,150
Additional paid-in capital                   4,252       3,752
Net unrealized appreciation of equity
 securities                                  1,792       1,255
Net unrealized gain on investments
 in fixed maturities available
 for sale                                    7,877       1,525
Retained earnings                          117,176     108,697
                                           132,272     116,379
Common treasury stock, at cost,
 1,015,910 shares in 1997 and
 990,910 shares in 1996                     (3,356)     (3,018)
Total Shareholders' Equity                 128,916     113,361
Total Liabilities and Shareholders'
 Equity                                 $1,321,138  $1,263,942


             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTH PERIODS
                     ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
             (in thousands of dollars, except per share data)


                                              3 Months Ended
                                                 Sept. 30,
                                             1997        1996
Revenues:
 Net premiums                             $  3,581   $  2,461
 Earned insurance charges                   10,203     11,726
 Net investment income                      14,710     14,635
 Gain on sale of real estate                   -0-        -0-
 Other                                         812        652
      Total                                 29,306     29,474

Benefits and expenses:
 Interest expense                              471        528
 Interest on insurance policies              7,517      8,389
 Benefits and other expenses                16,953     15,984
     Total                                  24,941     24,901

Income from operations                       4,365      4,573

Provision for federal income taxes           1,528      1,600

Net income                                $  2,837   $  2,973


Per Share Data:

Common stock and common stock
 equivalents                                 5,248      5,361

Net income per share available to
 common shareholders                      $    .57   $    .59


             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE NINE MONTH PERIODS
                     ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
             (in thousands of dollars, except per share data)


                                              9 Months Ended
                                                 Sept. 30,
                                              1997      1996
Revenues:
 Net premiums                             $  8,341     $7,957
 Earned insurance charges                   30,609     32,033
 Net investment income                      43,791     45,340
 Gain on sale of real estate                   -0-     23,520
 Other                                       2,521      2,041
      Total                                 85,262    110,891

Benefits and expenses:
 Interest expense                            1,310      2,266
 Interest on insurance policies             23,483     24,219
 Benefits and other expenses                47,425     47,559
     Total                                  72,218     74,044

Income from operations                      13,044     36,847

Provision for federal income taxes           4,565     12,896

Net income                                $  8,479   $ 23,951


Per Share Data:

Common stock and common stock
 equivalents                                 5,254      5,400

Net income per share available to
 common shareholders                      $   1.72   $   4.53


             (See Notes to Consolidated Financial Statements)
            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS
                     ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)


                                               3 Months Ended
                                                  Sept.30,
                                                1997     1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                   $  2,837  $  2,973

Adjustments to reconcile net income
 to net cash used in operating
 activities:
Amortization of present value of future
 profits of acquired businesses                 1,686    (1,266)
Amortization of deferred policy
 acquision costs                                  599       691
Depreciation                                      478       -0-
Net gain on sales of investments                   66       -0-
Financing costs amortized                         132       277

Changes in assets and liabilities:
Increase in accrued
 investment income                               (142)     (624)
Decrease (increase) in agent advances
 and other receivables                            262    (3,392)
Policy acquisition costs deferred              (1,205)   (1,269)
Decrease in policy liabilities
 and contract holder deposit funds             (5,396)   (2,393)
(Decrease) increase in other
 policyholders'funds                              (37)        2
Increase (decrease) in other liabilities        2,888    (8,236)
Increase in deferred federal
 income taxes                                   3,947       822
Increase in other assets                         (103)     (464)
Other, net                                       (315)      865
Net cash provided by (used in)
 operating activities                        $  5,697  $(12,014)


             (See Notes to Consolidated Financial Statements)

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS
                     ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
                         (In thousands of dollars)

                                               3 Months Ended
                                                  Sept.30,
                                             1997        1996
CASH FLOWS FROM INVESTING ACTIVITIES

Investments purchased                      $  (3,074)  $(20,633)
Proceeds from sale and maturities of
 investments                                   9,290     15,905
Net change in short-term investments           2,915     13,533
Repayment of notes to affiliate                1,537        -0-
Purchase & retirement of equipment, net         (418)         7

Net cash provided by investing activities     10,250      8,812

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                         358         74

Purchase of treasury stock                      (338)        -0-

Acquisition of insurance subsidiary          (11,688)        -0-

Repayment of debt                             (2,000)    (5,000)

Net cash used in financing activities        (13,668)    (4,926)

Net increase (decrease)in cash and
 cash equivalents                              2,279     (8,128)


Cash and cash equivalents, beginning of
 period                                        3,257      9,525

Cash and cash equivalents, end of period   $   5,536   $  1,397

             (See Notes to Consolidated Financial Statements)
            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS
                     ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
                         (in thousands of dollars)



                                              9 Months Ended
                                                  Sept.30,
                                               1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                   $  8,479  $ 23,951

Adjustments to reconcile net income
 to net cash used in operating
 activities:
Amortization of present value of future
 profits of acquired businesses                 4,657     1,834
Amortization of deferred policy acquisition
 costs                                          1,778     1,963
Depreciation                                    1,369       -0-
Net gain on sales of investments                  -0-   (23,732)
Financing costs amortized                         427       783
Changes in assets and liabilities:
Increase in accrued investment
 income                                          (251)   (1,329)
Increase in agent advances and other
 receivables                                     (459)   (8,115)
Policy acquisition costs deferred              (3,478)   (3,625)
Decrease in policy liabilities
 and contract holder deposit funds            (17,472)  (13,482)
(Decrease) increase in other
 policyholders' funds                            (234)       35
Increase (decrease) in other liabilities        6,185    (9,669)
Increase (decrease)in deferred federal
 income taxes                                   5,308    (5,800)
Increase in other assets                         (898)   (1,901)
Other, net                                       (622)    7,520
Net cash provided by (used in)
 operating activities                        $  4,789  $(31,567)


             (See Notes to Consolidated Financial Statements)
            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS
                     ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
                         (In thousands of dollars)

                                              9 Months Ended
                                                  Sept.30,
                                               1997      1996


CASH FLOWS FROM INVESTING ACTIVITIES

Investments purchased                      $ (18,024)  $(43,908)
Proceeds from sale and maturities of
 investments                                  30,635     96,970
Net change in short-term investments            (403)     7,918
Repayment(issuance)of notes to affiliate       4,611       (253)
Purchase & retirement of equipment, net       (1,304)        27

Net cash provided by investing
 activities                                   15,515     60,754

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                         525        114

Purchase of treasury stock                      (338)       -0-

Acquisition of insurance subsidiary          (11,688)       -0-

Repayment of debt                             (6,580)   (34,441)

Net cash used in financing activities        (18,081)   (34,327)

Net increase (decrease)in cash and
 cash equivalents                              2,223     (5,140)

Cash and cash equivalents, beginning of
 period                                        3,313      6,537

Cash and cash equivalents, end of period   $   5,536   $  1,397


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

Sale of Home Office Building

Net income for the nine months ended September 30, 1996 includes $15.3 million resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, was retained and reinvested by Investors Life Insurance Company of North America. The balance of the proceeds of the sale, net of Federal Income Tax, was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company continues to rent space on three floors under the terms of an operating lease which runs thru September, 1997. In May, 1997, the company renewed the lease, for a 5-year period, with options to renew for additional 5-year periods.


Acquisition of Subsidiary

On March 25, 1997, ILCO and Investors Life Insurance Company of Indiana (Investors-IN), an indirect, wholly-owned subsidiary of ILCO, entered into an agreement to acquire State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for a cash purchase price of $11.8 million, subject to certain post-closing adjustments. In connection with this transaction, the bank group participating in the Senior Loan agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral results in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life would be merged into Investors-IN.
The closing of the transaction took place on July 9, 1997.


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

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 for the three and nine months ended September 30, 1997 and 1996 are as follows:


                          Three Months Ended  Three Months Ended
                          September 30, 1997  September 30, 1996


Basic earnings per share       $0.66               $0.71

Diluted earnings per share     $0.62               $0.70


                          Nine Months Ended   Nine Months Ended
                          September 30, 1997  September 30, 1996


Basic earnings per share       $1.96               $5.69

Diluted earnings per share     $1.94               $5.63

Management's Discussion and Analysis of Financial Conditions and
Results of Operations:

For the nine-month period ended September 30, 1997, ILCO's net income was $8,479,000 ($1.72 per common share) as compared to $23,951,000 ($4.53 per common share) in the first nine months of 1996.

Net income from continuing operations (excluding the gain resulting from the Austin Centre as described below) was $8,479,000 ($1.72 per common share) for the nine-month period ended September 30, 1997, as compared to $8,651,000 ($1.71 per common share) for the first nine months of 1996.

For the nine-month period ended September 30, 1996, net income included $15.3 million ($2.82 per common share) resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.675 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. A portion of the sale proceeds, equal to the book value of the property, net of improvements and amortization ($36.8 million), was retained and reinvested by Investors Life Insurance Company of North America ("Investors-NA"). The balance of the proceeds, net of federal income tax, of the sale was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996. The Company and its affiliates will continue to occupy space on three floors of the office tower as its headquarters, under a lease which runs through September 30, 1997. In May 1997, the Company renewed the lease, for a 5-year period, with options to renew for additional 5-year periods.

The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $15.2 million for the nine-month period ended September 30, 1997, as compared to $15.5 million for the comparable period in 1996. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the first nine months of 1997 was $8.34 million, as compared to $7.96 million for the first
nine months of 1996.   Reinsurance premiums ceded were $3.3 million
for the first nine months of 1997, as compared to $2.9 million in the first nine months of 1996.

Earned insurance charges for the nine-month period ended September 30, 1997 were $30.61 million, as compared to $32.03 million for the same period in 1996. This source of revenues is related to the universal life insurance and annuity book of business of Investors-NA.

Interest expense was $1.31 million for the first nine months of 1997, as compared to $2.27 million for the first nine months of 1996. The decrease is attributable to a reduction in the average principal balance of the senior loan from $36.58 million for the first nine months of 1996 to $19.76 million for the first nine months of 1997, as well as a decrease in the average rate of interest paid on the senior loan - 7.66% for the first nine months of 1997, as compared to 7.78% for the first nine months of 1996.

The decline in long-term interest rates during the first nine months of 1997, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of September 30, 1997, the market value of the fixed maturities available for sale segment was $460.6 million as compared to an amortized cost of $448.5 million, or an unrealized gain of $12.1 million. Such increase reflects unrealized gains on such investments. There is no assurance that this unrealized gain will be realized in the future. The net of tax effect of this increase has been recorded as an increase in shareholders' equity.

A subsidiary of the Company, Investors-NA is the owner and developer of the office complex known as Bridgepoint Square Offices. The project consists of four office buildings, with a total rentable space of 364,000 square feet, and two parking garages. Investors-NA purchased the 20 acre tract of land for this complex in January 1995, for a cash purchase price of $9.75 million. At that time, the tract included one completed and fully leased office building, an adjacent parking garage, and sites for three more office buildings and a second parking garage. Since the purchase, Investors-NA has completed construction on the second
parking garage and the three remaining building sites.   Investors-
NA has leased essentially all of the space in the four buildings. The investment of Investors-NA in the project is approximately $46 million. Investors-NA has listed the properties for sale.

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


                           Results of Operations

For the three-month period ended September 30, 1997, the Company's income before federal income taxes was $4,365,000 on revenues of $29,306,000 as compared to income of $4,573,000, on revenues of $29,474,000 for the same period in 1996.

For the three-month period ended September 30, 1997, the lapse rate with respect to universal life insurance policies decreased from the lapse rate experienced in the similar period in 1996. The rate for the 1997 period was 7.54 %, as compared to 9.27% in the 1996 period. The lapse rate with respect to traditional (non-universal) life insurance policies increased slightly from the levels experienced in the third quarter of 1996. The rate for the three-month period ended September 30, 1997 was 8.05 %, as compared to 7.77% in the similar period in 1996. The lapse rates experienced during these periods were within the ranges anticipated by management.

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

As of December 31, 1996, the outstanding principal balance of ILCO's senior loan obligations was $24.9 million. The Company made scheduled principal payments under its senior loan on January 1, 1997 and July 1, 1997, reducing the principal balance to $18.4 million at September 30, 1997.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of September 30, 1997, the outstanding principal balance of the Surplus Debentures was $5.0 million and $26.5 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus
debenture.   As of  September  30, 1997, the statutory surplus of
Investors-NA was $54.3 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now,
from Investors-NA).   Washington's insurance code includes the
"greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of September 30, 1997, Investors-NA had earned surplus of $9.4 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

ILIC, a subsidiary of Investors-NA, is domiciled in the State of New Jersey. Under the New Jersey insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Any dividend must be paid from earned surplus. A proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year is treated as an "extraordinary dividend" and may not be paid until either it has been approved, or a waiting period shall have passed during which it has not been disapproved, by the insurance commissioner. ILIC had earned surplus of $5.0 million at September 30, 1997.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $7.4 million at September 30, 1997.

ILCO's net cash flow used in operating activities was $4.8 million for the nine month period ended September 30, 1997, as compared to $(31.6) million for the first nine months of 1996. This change is primarily due to fluctuations in the amount of deferred federal income tax related to the market value of investment assets that are fixed maturities available for sale and the net gain realized in connection with the sale of the Austin Centre.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                Investments

As of September 30, 1997, the book value of the Company's
investment assets totaled $678.1   million, as compared to $661.1
million as of December 31, 1996. Total assets as of September 30, 1997 ($1.32 billion) increased slightly from the level as of December 31, 1996 ($1.26 billion).

The level of short-term investments at September 30, 1997 was $93.6 million, as compared to $91.6 million at the end of 1996.

Invested real estate and other invested assets increased from $38.7 million at December 31, 1996 to $50.4 million as of September 30, 1997. This increase is attributable to the development of the Bridgepoint property by Investors-NA.

The fixed maturities available for sale portion of invested assets at September 30, 1997 was $460.6 million. The amortized cost of the fixed maturities available for sale segment as of September 30, 1997 was $448.5 million, representing a net unrealized gain of $12.1 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The Company's fixed maturities portfolio (including short-term investments), as of September 30, 1997, included a non-material amount (0.92 % of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. As of December 31, 1996, the comparable percentage was 1.1%. Of these non-investment grade investments, 0.243 % are concentrated in the medium quality (or "3") category, with 0.677% receiving an NAIC rating of "4" (low quality) and none with a rating lower than "4".

The consolidated balance sheets of the Company as of September 30, 1997 include $55.3 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above. As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows:
(a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

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


                           Year 2000 Compliance

The Company and its subsidiaries utilize a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations. The software programs used in connection with these systems will be affected by what is referred to as the "year 2000 date problem". This refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information as the year 2000 approaches. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

The Company has evaluated its centralized computer systems and has developed a plan to reach year 2000 compliance. A central feature of the plan is to convert most of the centralized systems to a common system which is already in compliance with year 2000 requirements. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000.

With respect to non-centralized systems (i.e. desktop computers), the Company anticipates that updated software releases will be commercially available well in advance of the year 2000. Accordingly, to the extent that such systems rely on date sensitive information, the Company expects that the effort needed to correct for year 2000 problems will be less time intensive than the effort needed to achieve compliance for its centralized systems.

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

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by FAS 128 for the nine month periods ended September 30, 1997 and 1996 are as follows:


                           Nine Months Ended   Nine Months Ended
                           September 30, 1997  September 30, 1996


Basic earnings per share       $1.96             $5.69

Diluted earnings per share     $1.94             $5.63


            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES


Part II.  Other Information


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


In August, 1997, another individual filed a similar action in Travis County, Texas against the corporate entities identified above. The lawsuit involves the same type of policy and includes allegations which are substantially identical to the allegations in the first action. The named plaintiff also seeks class certification. The Company believes that the court would consider class certification with respect to only one of these actions. The Company also believes that this action is without merit and intends to vigorously defend this matter.

Item 2.  Changes in Securities

          None


Item 3.  Defaults Upon Senior Securities

          None


Item 4.  Submission of Matters to a Vote of Security Holders

          None


Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

          (i) Computation of Earnings Per Share

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



                           INTERCONTINENTAL LIFE CORPORATION



                            /s/ James M. Grace
                                James M. Grace
                                Treasurer






Date:   November 14, 1997
                                Exhibit Index

Exhibit        Page                Description
Number         Number



11 (a)         1              Computation of Earnings Per Share



                               Exhibit 11(a)

Net income per share is based on the weighted average common and common equivalent shares outstanding during each year.


                          3 Months Ended     9 Months Ended
                              Sept 30,            Sept 30,
                            1997     1996      1997       1996
                                      (in thousands)


Net income               $ 2,837   $2,973    $8,479    $ 23,951

Interest expense reduc-
 tion net of income tax
 effect                      148      181       542         524

Net income available to
 common shareholders     $ 2,985   $3,154    $9,021    $ 24,475

Divide by:
 Common shares out-
  standing, less
  treasury
  stock                    4,328    4,207     4,328       4,207
 Dilutive common share
  equivalents                920    1,154       926       1,193


Common stock and common
 stock equivalents         5,248    5,361     5,254       5,400

Net income per share
 available to common
 shareholders            $   .57   $   .59   $ 1.72    $   4.53