Form 10-K
period 1997-12-31
INTERCONTINENTAL LIFE CORP
filed 1998-03-30
CIK 50982

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to

Commission File
Number 0-7288

                  INTERCONTINENTAL LIFE CORPORATION
       (Exact name of registrant as specified in its charter)

     Texas                   22-1890938
(State of Incorporation)  (I.R.S. Employer identification number)

701 Brazos, Suite 1400, Austin, Texas                       78701
(Address of Principal Executive Offices)               (Zip Code)

                        (512)  404-5000
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

YES   X    NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 16, 1998, based on the closing sales price in The Nasdaq Small-Cap Market ($21.25 per share), was $48,056,663.

As of March 16, 1998, Registrant had 4,343,335 shares of its Common Stock outstanding (excluding shares held in Treasury and not entitled to vote).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  PART I

Item 1. Business

General

InterContinental Life Corporation ("ILCO", the "Company" or the "Registrant") was originally incorporated in 1969 under the laws of the State of New Jersey. During 1997, ILCO transferred its domicile from New Jersey to the State of Texas. This change was approved by vote of the shareholders at the annual meeting of shareholders held on June 19, 1997. Its executive offices are located at 701 Brazos, Suite 1400, Austin, Texas 78701.

The Company is principally engaged, through its subsidiaries, in administering existing portfolios of life insurance policies, credit life and credit disability insurance policies and annuity products. Prior to the end of 1997, the life insurance subsidiaries also administered an in-force book of accident and health insurance business. In December, 1997, the life insurance subsidiaries entered into an agreement, effective as of June 30, 1997, with a third party insurer whereby the obligations under the accident and health insurance and the disability income business of the companies was assumed by the reinsurer. The arrangement provides for an initial period of a reinsurance on a coinsurance basis, pending applicable approvals of the assumption arrangement.

The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents.

The Company is controlled by Financial Industries Corporation ("FIC"), a life insurance holding company, through FIC's ownership of approximately 45.40% of the Company's outstanding Common Stock. FIC also holds options to acquire additional shares, which, if exercised, would result in FIC's owning approximately 60.80% of the Company's outstanding shares. FIC, ILCO and their insurance subsidiaries have substantially identical managements, and a majority of the directors of ILCO are also directors of FIC and ILCO's and FIC's insurance subsidiaries. Officers allocate their time between ILCO and FIC in accordance with the comparative requirements of both companies and their subsidiaries. Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, the Company and their insurance subsidiaries, is the beneficial owner of approximately 34% of the outstanding shares of FIC's common stock. FIC owns Family Life Insurance Company, a Washington domiciled underwriter of mortgage protection life insurance.

The Company was organized in 1969 to be the publicly owned holding company for InterContinental Life Insurance Company ("ILIC"). The Company acquired Standard Life Insurance Company ("Standard Life") in 1986, Investors Life Insurance Company of California ("Investors-CA") and Investors Life Insurance Company of North America ("Investors-NA") in 1988, Meridian Life Insurance Company, renamed Investors Life Insurance Company of Indiana ("Investors-Indiana"), in February 1995, and State Auto Life Insurance Company (via merger of that company into Investors-Indiana in 1997).


Acquisitions

Strategy. The Company's strategy has been and continues to be to grow internally and through acquisitions, while maintaining an emphasis on cost controls. Management believes that, under appropriate circumstances, it is more advantageous to acquire companies with books of in-force life insurance than to produce new business, because initial underwriting costs have already been incurred and mature business is generally less likely to terminate, making possible more predictable profit analysis. However, the Company's insurance subsidiaries do continue to market those products that are profitable, as well as develop new products and streamline distribution channels. See "Agency Operations". It is also management's belief that the continuing consolidation in the life insurance industry presents attractive opportunities for the Company to acquire life insurance companies that complement or fit within the Company's existing marketing structure and product lines. The Company's objective is to improve the profitability of acquired businesses by consolidating and streamlining the administrative functions of these businesses, eliminating unprofitable products and distribution channels, applying its marketing expertise to the acquired company's markets and agents, and benefitting from economies of scale. The Company's ability to make future acquisitions will be dependent on its being able to obtain the necessary financing. In addition, since FIC has the same acquisition strategy as ILCO, a conflict of interest could arise in the future between ILCO and FIC with respect to acquisition opportunities.

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

Acquisition of Investors-NA and Investors-CA. In December 1988, the Company, through Standard Life, purchased Investors-CA and Investors-NA from CIGNA Corporation for a purchase price of $140 million. The Company obtained the funds used for the acquisition from: (a) a senior loan in the amount of $125,000,000 (maturity date December 31, 1996, payable in twenty -seven quarterly installments of $4 million each, commencing on July 1, 1989, followed by four quarterly installments of $4.25 million each) provided by six financial institutions (the "Senior Loan"), (b) a $10,000,000 subordinated loan (a nine-year note, with an interest rate of 13.25%) provided by two insurance and financial service organizations and (c) the sale of $5,000,000 of Class A Preferred Stock (principal amount of $5 million; dividend rate of 13.25%) to CIGNA and $15,000,000 of Class B Preferred Stock (principal amount of $15 million; dividend rate of 13.25%) to the subordinated lenders. Approximately $15,000,000 of these funds were used to discharge the Standard Term Loan. The balance of these funds were loaned by the Company to Standard Life. To evidence this indebtedness, Standard Life issued a $140,000,000 surplus debenture to the Company. In connection with the subordinated debt and preferred stock financing, the Company issued detachable warrants entitling the holders to purchase 1,107,480 shares of the Company's Common Stock at $3.33 per share.

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

Acquisition of Investors-Indiana. On February 14, 1995, ILCO, through Investors-NA, purchased from Meridian Mutual Insurance Company the stock of Meridian Life Insurance Company, an Indianapolis-based life insurer, for a cash purchase price of $17.1 million. After the acquisition, Meridian Life changed its name to Investors Life Insurance Company of Indiana ("Investors-Indiana").

Investors-Indiana was licensed in ten states and markets a variety of individual life and annuity products through independent agents.

Acquisition of State Auto Life. On July 9, 1997, ILCO and Investors-Indiana acquired State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for an adjusted cash purchase price of $11.8 million.
In connection with this transaction, the bank group participating in the Senior Loan agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral resulted in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life was merged into Investors-Indiana.

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

In December, 1997, ILIC transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 44 states. As of December 31, 1997, it had assets of $153.8 million and capital and surplus of $23.1 million.

Management believes that these acquisitions and consolidations have caused a reduction in expenses and have further strengthened the financial condition of the combined companies.

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

The Company's centralized management techniques resulted in significant employee reductions and expense savings in the life insurance companies acquired by the Company. During 1997, the general insurance expenses of the Company's insurance subsidiaries on a statutory basis were $15,574,265, as compared to $12,008,163
in 1996 and  $13,737,883 in 1995.   The increase in 1997, as
compared to 1996, resulted primarily from expenses incurred in connection with ILCO's acquisition of State Auto Life in July, 1997 and expenses related to the modification of data processing systems
for year 2000 compliance.   Management is committed to maintaining
the general insurance expenses of the Company's insurance subsidiaries at a level which will generate an acceptable level of profitability while maintaining the competitive pricing of their insurance products.

In June 1991, FIC acquired Family Life Insurance Company. Following the acquisition of Family Life by FIC, management integrated the sales, marketing, underwriting, accounting, contract and licensing, investments, personnel, data processing, home office support and other departments of Family Life and the life insurance subsidiaries of ILCO. Management believes this integration has resulted in cost savings for ILCO's insurance subsidiaries and Family Life. During 1992, the Company's insurance operations were centralized at the Company's headquarters in Austin, Texas, with the exception of certain services performed in Seattle, Washington. Management believes that relocating administrative functions to Austin has reduced costs and improved the efficiency of the insurance companies' operations. The number of employees within the Company and its subsidiaries (including employees who also perform administrative services for Family Life) was approximately 326 at December 31, 1997.


Principal Products

The Company's insurance subsidiaries are engaged primarily in administering existing portfolios of life insurance policies and annuity products. Approximately 84.7% of the total collected premiums for 1997 were derived primarily from renewal premiums on insurance policies and annuity products sold by the insurance subsidiaries prior to their acquisition by the Company.

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

Direct statutory premiums received from all types of universal life products were $40.6 million in 1997, as compared to $40.6 million in 1996, and $42.3 million in 1995. Investors-NA received reinsurance premiums from Family Life of $1.8 million in 1997, pursuant to the reinsurance agreement for universal life products written by Family Life. In 1997, premium income from all life insurance products was derived from all states in which the Company's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14%), Ohio (9.0%) New Jersey (8.0%).

Two of the Company's insurance subsidiaries received premium income from health insurance policies. In 1997, premium income from all health insurance policies was $0.9 million in 1997 and 1996, as compared to $1.1 million in 1995. Premium income from health insurance in 1997 was derived from all of the states in which those two insurance subsidiaries are licensed, with significant amounts derived from New Jersey (15%), Pennsylvania (12%) and Florida (10%).

In December, 1997, ILCO s life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health insurance policies were assumed by a third party reinsurer. The transfer is effective as of July 1,
1997.   These risks and contractual obligations were sold pursuant to, first, a coinsurance reinsurance agreement. Following applicable regulatory approvals, the reinsurer will assume the direct obligations of the companies, on an assumption reinsurance basis. The decision to dispose of this book of business was based on management s analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of the subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6,327,504. In addition to the transfer of reserves, the life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums.

Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund"), a series fund which is managed by Putnam Investment
Management, Inc.   Prior to April, 1995, the underlying investment
vehicle for the variable annuity contracts was the CIGNA Annuity Funds Group. A substitution of the Putnam Fund for the CIGNA Funds was completed in April, 1995. The plan of substitution was approved by the Securities and Exchange Commission. Following such approval, the plan was submitted to policyholders for approval, which was obtained. As of December 31, 1997, the assets held in the separate account were $50.8 million. During 1997, the premium income realized in connection with these variable annuity policies was $172,666, which was received from existing contract owners.

Investors-NA also maintains a closed variable annuity separate account, with approximately $22.3 million of assets as of December 31, 1997. The separate account was closed to new purchases in 1981, as a result of an IRS ruling which adversely affected the status of variable annuity separate account which invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

During 1997, ILCO's life companies expanded their marketing efforts in the fixed annuity market. Direct deposits from the sale of fixed annuity products were $3,499,000 in 1997, as compared to $1,741,000 in 1996, and $2,169,000 in 1995. Investors-NA also received reinsurance premiums from Family Life of $3,259,410 in 1997, pursuant to a reinsurance agreement for annuity products between Investors-NA and Family Life Insurance Company.


The following table sets forth, for the three years ended December 31, 1997, the combined premium income and other considerations received by the Company's insurance subsidiaries from sales of their various lines of insurance.


Item 6. Selected Financial Data (in thousands, except per share data; certain restatements and adjustments are explained following this table.)


                                   Year Ended December 31,
Type of Insurance Premium    1997          1996        1995
                                     (in thousands)
Individual:

Life                         $25,787     $15,031   $16,426
Accident & Health                792       1,035     1,218
  Total Individual Lines      26,579      16,066    17,644

Group:

Life                           2,639       2,018     2,594
Accident & Health                 40         0           6
  Total Group Lines            2,679       2,018     2,600



Credit:

Life                             (27)         (85)     (222)
Accident & Health                 14          (57)      240
  Total Credit Lines             (13)        (142)       18

Total Premium                 29,245       17,942    20,262
Reinsurance premiums ceded   (10,439)      (7,962)   (8,568)

     Total Net Premium        18,806        9,980    11,694

Amount Received on
Investment
Type Contracts                43,248       47,135    44,130
     Total Premiums and
     Deposits Received      $ 62,054      $57,115   $55,824



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

The investment objective of the Company's insurance subsidiaries emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. At December 31, 1997, only 0.9% of the Company's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 0.7% of the Company's total assets at December 31, 1997. The Company had investments in debt securities of affiliated corporations aggregating approximately $53.8 million as of December 31, 1997.

Investments in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $244.8 million and mortgage-backed pass-through securities of $42.9 million at December 31, 1997. Mortgage-backed pass-through securities, sequential CMOs, support bonds, and z-accrual bonds, which comprised approximately 47.6% of the book value of the Company's mortgage-backed securities at December 31, 1997, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 50.0% and sequential and support classes represented approximately 29.6% of the book value of the Company's mortgage-- backed securities at December 31, 1997. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The Company does invest in z-accrual bonds, but they constituted only 3.1% of the book value of the Company's mortgage-backed securities at December 31, 1997. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company did not make additional investments in CMOs during 1997, and the current investment objectives of the Company do not contemplate additions to the portfolio of CMO investments during 1998.

The Company does not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

The Company does not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At December 31, 1997, 0.75% of the total book value of mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure. During 1997, none of the Company's mortgage loans were converted to foreclosed real estate or were restructured while the Company owned them.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participation. These categories accounted for approximately 0.49% of the Company's invested assets at December 31, 1997.

Investors-NA was the owner and developer of Bridgepoint Square Offices. Following the completion of the construction, the project consisted of four office buildings, with a total rentable space of approximately 364,000 square feet, and two parking garages. Investors-NA purchased the 20 acre tract of land for this complex in January, 1995. At that time, the tract included one completed and fully leased office building, an adjacent parking garage, and sites for three more office buildings and another parking garage. Investors-NA completed construction of the three remaining office buildings and parking garage in 1997.

In May 1996, Family Life Insurance Company ("FLIC"), an indirect, 100% owned subsidiary of FIC, purchased a 7.1 acre tract adjacent to the original Bridgepoint Square tract. This second tract contained one building site and one garage site. In January, 1997, FLIC began construction on a four-story office building, with rentable space of approximately 76,793 square feet, and the parking garage, with 350 parking spaces. In May, 1997, the entire rentable space was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October, 1997.

In November, 1997, Investors-NA and Family Life entered into a sale agreement with an independent third party for the sale of their respective interests in Bridgepoint Square Offices. The transaction, which closed on December 5, 1997, was for an aggregate price of $78 million. The sale resulted in a net pre-tax profit to Investors-NA of approximately $14.0 million, and a net pre-tax profit to Family Life of approximately $4.5 million. See
Item 2. Properties.

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


Data Processing

Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided at a central location until November 30, 1994. Since December, 1994, all of those data processing needs have been provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc., a subsidiary of FIC. See Item 13 - Certain Relationships and Related Transactions with Management.

As the provider of data processing for the Company and its subsidiaries and affiliates, FIC Computer Services, Inc. utilizes a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations. The software programs used by these systems will be affected by what is referred to as the "Year 2000 problem" or "Y2K problem". This refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information as the year 2000 approaches. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

In response to the potential operations and policy administration problems caused by the computer calendar change on January 1, 2000, the management of the Company instructed FIC Computer Services, Inc. to analyze its system capabilities and the operational requirements of the Company and its respective subsidiaries and affiliates with respect to the Y2K problem. In 1996, FIC Computer Services, Inc. conducted the analysis of all of the Company's systems. After reviewing that analysis, the Company determined that a plan should be devised to prevent the data processing errors that may be encountered due to the Y2K problem. In November, 1996, a three-year plan outlining a proposed solution (the "Plan") was established and approved by the Company to ensure that all of the data processing systems would be Y2K compliant or converted onto Y2K compliant systems. The Company began the major work under this Plan in 1997 and it is scheduled to be completed by the Fall of 1999.

The Company established this Plan because FIC Computer Services, Inc.'s analysis revealed that those systems that are not converted or modified into Y2K compliant systems, may produce policy administration errors as a result of the calendar change, requiring that the life insurance subsidiaries manually administer those policies. This would result in a material increase in administrative costs incurred by the life insurance subsidiaries of both ILCO and FIC.

The Company's analysis also indicated that, in addition to potential policy administration errors in the life insurance subsidiaries, any machine which contains a microchip is subject to error due to the Y2K problem. Such an occurrence could not only create errors in the Company's internal systems, but those of the Company's suppliers and service providers. In order to prepare for this contingency, the Plan called for the acquisition of new mainframe hardware and software, and the modification and conversion of the Company's telephones, voice mail and desk-top personal computers.

Additionally, the Company is developing a strategy for obtaining assurances from its various suppliers and service providers. In furtherance of this strategy, the Company is creating questionnaires which it will forward to its suppliers and service providers regarding the Y2K problem. The questionnaire will request information regarding that particular supplier's or service provider's awareness of the Y2K problem, its impact on their operations, and their plan for addressing any problems as they relate to that supplier's or service provider's performance of their contractual obligations to the Company and its subsidiaries.

The Plan calls for a conversion of certain systems onto the Company's CK/4 System; a system which is designed to be Y2K compliant according to the representations of the vendor. Those systems which are not converted will be upgraded by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant.

Under the Plan, FIC Computer Services, Inc. will utilize its own personnel, acquire Y2K compliant operating software, and engage the assistance of outside consultants to facilitate the systems conversions and modifications. The Company has budgeted approximately $470,000 for implementation of the Plan. In the event that the Plan does not achieve full compliance by the target dates, or if unforeseen matters involving Y2K appear before or after January 1, 2000, the Company will utilize the staff of FIC Computer Services, Inc. to identify and resolve such issues as and if they arise.

In order to continuously evaluate the effectiveness of the modifications and conversions made to the various systems, FIC Computer Services, Inc. has acquired testing software to simulate dates on or after January 1, 2000. Additionally, FIC Computer Services, Inc. runs the systems through model office cycles and also conducts visual inspections of screen displays to determine whether the systems are functioning in a Y2K compliant manner.

As of February 1, 1998, FIC Computer Services, Inc. estimated that it had completed the necessary conversions and modifications on the administrative systems which process approximately 35% of the insurance policies for the Company and its subsidiaries. This included the conversion of the ALIS System (administering approximately 49,280 policies) to CK/4 in January of 1998. The TI System (administering approximately 5,244 policies) will be converted to CK/4 in May, 1998, bringing the total to approximately 38%. The conversion of the Life 70 system (administering approximately 17,285 policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the Lifecomm-B system which is responsible for the 19,205 policies assumed after the acquisition of State Auto Life is also scheduled for completion in April, 1999. The conversion of the Lifecomm-A system (administering approximately 65,266 policies for Investors-NA) is scheduled for completion in September of 1999. The modification of three non-material systems which administer 6,806 credit life policies, 2,514 group policies and 15,938 industrial life policies are scheduled for completion in December of 1998, March of 1999 and June of 1999, respectively.

The various software applications described above are licensed to the Company under agreements which permit the Company's subsidiaries to process business on its computer systems utilizing such software.

In 1997, FIC Computer Services, Inc. purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. FIC Computer Services, Inc. will be testing this hardware and software in 1998. The telephone system has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

With respect to non-centralized systems(i.e., desktop computers), the Company anticipates that updated software releases will be commercially available well in advance of the year 2000. Accordingly, to the extent that such systems rely on date sensitive information, the Company expects that the effort needed to correct for Y2K problems will be less time intensive than the effort needed to achieve compliance for its centralized systems.

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

Reinsurance and Reserves

Reinsurance Ceded:

In accordance with general practices in the insurance industry, the Company's insurance subsidiaries limit the maximum net losses that may arise from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained (the "Retention") with the excess being ceded to a reinsurer at a premium set forth in a schedule based upon the age and risk classification of the insured. The reinsurance treaties provide for allowances that help the Company's insurance subsidiaries offset the expense of writing new business. Investors-IN generally retains the first $60,000 to $100,000 of risk on the life of any individual, depending upon the type of coverage being written. Investors-NA generally retains the first $100,000 to $250,000 of risk on the life of any individual, depending on the type of coverage being issued.

In 1988, Investors-NA entered into a bulk reinsurance treaty under which it reinsured all of its risks under accidental death benefit policies. Investors-IN had previously obtained similar bulk reinsurance for accidental death benefit policies. The treaty was renegotiated with a different reinsurer in January, 1997.

As discussed above (see "Principal Products"), in December, 1997, ILCO s life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under individual accident and health insurance policies were assumed by a third party reinsurer. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6,327,504. In addition to the transfer of reserves, the life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the accident and health business generated approximately $791,000 in annualized premiums.

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

FIC's Acquisition of Control of the Company

In January 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of March 16, 1998, FIC owned, directly and indirectly through Family Life, approximately 45.4% of the outstanding shares of ILCO's common stock. FIC holds options to acquire up to 1,702,155 additional shares of ILCO Common Stock. Giving effect to the exercise of those options, FIC would own, directly and indirectly through Family Life, approximately 61% of the outstanding shares of ILCO Common Stock. The exercise price of the options is equal to the average quoted market price of ILCO's common stock over the six month period immediately prior to exercise. In addition, in the event that any other party were to seek to acquire, without the prior approval of ILCO's Board of Directors, securities aggregating five percent or more of ILCO's outstanding common stock, FIC would have the right to acquire, under the same price formula, that number of shares of ILCO's common stock which, when added to the number of shares then owned by FIC, would amount to 51% of ILCO's outstanding common stock.

The stock options were granted in 1986 to FIC by the Company principally in consideration for a $1,200,000 unsecured loan from FIC, FIC's agreement to guarantee up to $4,000,000 of Registrant's financial obligations and FIC's agreement to guarantee, upon demand, ILCO's performance under its lease on its headquarters building. In addition, FIC guaranteed a $15,000,000 term loan of ILCO. Under the terms of the option agreement, the options remain in effect so long as FIC guarantees any indebtedness of ILCO. As described under the heading "Senior Loan", the current Senior Loan of ILCO is scheduled to be fully repaid on October 1, 1998. Accordingly, unless ILCO s Senior Loan is extended, or ILCO otherwise incurs indebtedness which is guaranteed by FIC, FIC s rights under the 1986 option agreement would expire on October 1, 1998.


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

The $114 million purchase price for Family Life and an additional $5 million for transaction costs, working capital and other related purposes were financed by: (a) a $50 million senior loan provided by a group of banks, (b) $44 million subordinated notes issued to the seller and its affiliates and (c) $25 million senior subordinated notes issued to Investors-CA and Investors-NA. In addition, FIC granted to Investors-CA and Investors-NA non-transferable options to purchase up to a total of 9.9% of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. As a result of the five-for-one stock split implemented by FIC, effective in November, 1996, the exercise price of the options was changed to $2.10 per share. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the subordinated loans held by Investors-NA, the expiration date of the options was extended to September 12, 2006. For a discussion of the 1996 amendments, see Item 13, Certain Relationships and Related Transactions with Management, above. In July 1993, the subordinated notes held by the seller and its affiliates were prepaid. The primary source of the funds used to prepay the subordinated debt was a new subordinated loan of $34.5 million obtained from Investors-NA. See Item 13, above.

Senior Loan

 The current Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors-NA and Investors-CA. In January, 1993, the Company refinanced its Senior Loan.
That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility are substantially the same as the terms and provisions of the 1988 senior loan. The average interest rate paid by the Company on its Senior Loan was approximately 8.63% during 1995, 7.76% during 1996 and 7.68% during 1997. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan.

In February, 1995, the Company borrowed an additional $15 million under the Senior Loan to help finance the acquisition of Investors-IN, and the maturity date of the Senior Loan was further extended to July 1, 1999. As of December 31, 1995, the outstanding principal balance of ILCO's senior loan obligations was $59.4 million. In January, 1996, the Company made a scheduled payment of $4.5 million under its Senior Loan. In March, 1996, the Company made the scheduled payments for April 1st and July 1st, totaling $9 million. At that same time, the Company made a payment of $941,000, an additional payment under the terms of the loan applied to the principal balance. On April 1, 1996, an optional principal payment in the amount of $15 million was made, which resulted in advancing the scheduled payoff date of the Senior Loan to April 1, 1998. In July, 1996, the Company made the principal payment for October 1st ($4.5 million), plus an optional principal payment of $0.5 million. In connection with the acquisition of State Auto Life Insurance Company in July, 1997, the Senior Loan agreement was modified to extend the maturity date to October 1, 1998.

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

The obligations of the Company under the Senior Loan are secured by: (1) all of the outstanding shares of stock of Investors-NA, (2) a $15,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $5,206,224 as of December 31, 1997 and (3) a $140,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $22,590,000 as of December 31, 1997. The obligations of the Company under the Senior Loan are guaranteed by FIC.

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

The outstanding principal balance of the Senior Loan was $10,964,000 as of December 31, 1997.

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

Investors-NA and Investors-IN are domiciled in the states of Washington and Indiana, respectively. In December 1992, Investors-NA redomesticated from Pennsylvania to Washington, and Investors-CA merged into Investors-NA. In June, 1993, Standard Life merged into Investors-NA. Prior to December, 1997, Investors-IN was domiciled in the State of New Jersey. In December, 1997, Investors-IN transferred its domicile to the State of Indiana.

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

Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 1997 indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries is above 737% of its respective Authorized Control Level RBC.

Solvency Laws Assessments. The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period
assessed.    The net amount of such assessment for the Company's
insurance subsidiaries was approximately $70,253 in the year ended December 31, 1997. That amount is net of the amounts that can be offset against future premium taxes. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

Surplus Debentures and Dividends. The principal sources of cash for the Company to make payments of principal and interest on the Senior Loan are payments under the surplus debentures of Investors-NA (a Washington-domiciled corporation).

The surplus debentures were originally issued by Standard Life. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the surplus debentures. Under the provisions of the surplus debentures and current law, Investors-NA can pay interest and principal on the surplus debentures without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million. As of December 31, 1997, the statutory
surplus of Investors-NA was $71.5 million.   Investors-NA does give
five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debentures in accordance with an agreement between Investors-NA and the Department. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the surplus debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

Pursuant to the surplus debentures Investors-NA paid to the Company principal and interest on the surplus debentures of $22,749,576 in 1995, $36,288,469 in 1996 and $14,093,711 in 1997.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of December 31, 1997, Investors-NA had earned surplus of $32.9 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.1 million at December 31, 1997.

Valuation Reserves. Commencing in 1992, the Mandatory Securities Valuation Reserve ("MSVR") required by the NAIC for life insurance companies was replaced by a mandatory Asset Valuation Reserve ("AVR") which is expanded to cover mortgage loans, real estate and other investments. During 1997, a change in the NAIC's AVR procedures resulted in a one-time reduction in the amount of the reserves held by ILCO's life insurance subsidiaries, with a corresponding one-time increase in the amount of surplus. For Investors-NA, the amount of the increase in surplus was $2,395,000; for Investors-IN, the amount of the increase in surplus was $590,000. A new mandatory Interest Maintenance Reserve ("IMR"), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income, is also effective for 1992. Previously, realized capital gains attributable to interest rate changes were credited to the MSVR and had the effect of reducing the required MSVR contributions of ILCO's insurance subsidiaries. Effective in 1992, such realized capital gains are credited to the IMR. As a result of these changes, management believes that the Company's insurance subsidiaries are required to accrue greater aggregate asset valuation reserves. The combination of the AVR and IMR will affect statutory capital and surplus and may reduce the ability of the Company's insurance subsidiaries to pay dividends and make payments on the surplus debentures.

Insurance Holding Company Regulation. Investors-NA and Investors-IN are subject to regulation under the insurance and insurance holding company statutes of Washington and Indiana. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies and affiliates.

Under the Washington and Indiana insurance holding company laws, unless (i) certain filings are made with the respective department of insurance, (ii) certain requirements are met, including a public hearing and (iii) approval or exemption is granted by the respective insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as the Company, which controls an insurance company domiciled in that state, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist if a person directly or indirectly owns or controls 10% or more or the voting securities of another person.

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

Federal Income Taxation

The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Investors Life-NA can pay to the Company. For the years ended December 31, 1995, 1996 and 1997, the decreases in the current income tax provisions of the Company's insurance subsidiaries due to this change were $118,480, $90,413 and $269,633, respectively. The change has a negative tax effect for statutory accounting purposes when the premium income of the Company's insurance subsidiaries increases, but has a positive tax effect when their premium income decreases.

                            Segment Information

The principal operations of the Company's insurance subsidiaries are the underwriting of life insurance and annuities. Accordingly, no separate segment information is required to be provided by the Registrant for the three-year period ending December 31, 1997.


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

Following the sale of the Austin Centre, the Company and its affiliates continued to occupy three floors of the office space, under a lease arrangement. The current lease, which was entered into in May, 1997, is for a five (5) year term ending in October, 2002, with options to renew for three successive five (5) year terms thereafter.

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

In March 1996, construction commenced on the third office building, with approximately 79,000 rentable square feet of office space and was completed in December, 1996. Investors-NA leased approximately 43,000 square feet of the third office building to the same tenant which leased all of the space in the second building. The remaining space was leased in October, 1996 to a major tenant also in the technology business.

Construction began on the fourth building in July 1996, and was completed in July, 1997. The fourth building contains approximately 92,459 rentable square feet. In September of 1996, approximately 23,619 rentable square feet were leased to an oil and gas company, which then expanded its premises to 29,631 under an expansion option contained in its Lease. Another 8,368 square feet was leased in March, 1997, to a company involved in the technology field. In June, 1997, approximately 40,611 rentable square feet was leased to a tenant in the technology field. In November, 1997 approximately 2967 rentable square feet was leased to a securities brokerage firm. The remaining 10,882 rentable square feet is reserved for a health club facility and a retail food outlet.

On May 3, 1996, Family Life Insurance Company, an indirect, 100% owned subsidiary of FIC, purchased a tract of land adjoining the Bridgepoint Office Square tract for a cash purchase price of $1.3 million. The property consists of 7.1 acres of land with one office building site and one parking structure site. Family Life began construction of the fifth building (known as "Bridgepoint Five") on the new site in January 1997. In May, 1997, the entire rentable space (approximately 76,793 rentable square feet) contained in the building was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October, 1997.

On November 24, 1997, Investors-NA and Family Life entered into a contract with Health and Retirement Properties Trust, a Maryland real estate investment trust (the "Purchaser") to sell their respective interests in the Bridgepoint Square Office complex. The aggregate purchase price for the project was $78,000,000. The transaction closed on December 5, 1997. The purchase price was allocated approximately 78.5% to Investors-NA and 21.5% to Family Life. The sale of Bridgepoint Office Square resulted in a net profit to Investors-NA of approximately $14.0 million ($9.1 million after tax) that is included in ILCO's fourth quarter earnings. For Family Life, the sale resulted in a net profit of approximately $4.5 million ($3.2 million after tax)that is included in FIC's fourth quarter earnings.

Pursuant to the terms of the Bridgepoint Sale Agreement, Family
Life is obligated to complete the construction of and tenant improvements in Bridgepoint Five. At the date on which the transaction closed, the building and adjacent parking garage had been completed. As of March, 1998, all tenant improvements had been completed subject to final inspection.

ILCO leases a building located at 40 Parker Road, Elizabeth, New Jersey. This building, which was formerly the Company's headquarters building, contains approximately 41,000 square feet of office space. The remaining term of the lease is 8 years, and the lease calls for a minimum base rental of $450,000 per annum. The lease provides that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by ILCO. The Company has sub-leased the space in the property to third parties.

Investors-IN owns three buildings which are adjacent to the 40 Parker Road building. One building, which leased to third parties, contains approximately 3,500 square feet of space. The second building contains approximately 2,500 square feet of space and is leased to persons who perform maintenance services for Investors-IN's and ILCO's properties in Elizabeth, New Jersey. The third building, purchased during 1985, contains approximately 3,500 square feet of space, and is partially leased to third parties and the remainder is used to provide accommodations for employees working at the New Jersey office.

Investors-NA owns an office building, located at 206 West Pearl Street, Jackson, Mississippi. This building is 67 years old and contains approximately 85,000 square feet (65,000 net rentable square feet) of office space. Investors-NA currently occupies a nominal portion of the space in this property and leases space to various commercial tenants.

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


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders.

                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters


A. Market Information

The following table sets forth the quarterly high and low sales prices for the Company's Common Stock in The Nasdaq Small-Cap
Market for 1997 and 1996.


     Prices
                                        High      Low

1997:

1st Quarter. . . . . . .                $15.00    $13.00
2nd Quarter. . . . . . .                 15.00     12.25
3rd Quarter. . . . . . .                 20.375    14.75
4th Quarter. . . . . . .                 24.25     19.00

1996:

1st Quarter. . . . . . .                $15.50    $12.50
2nd Quarter. . . . . . .                 16.25     13.375
3rd Quarter. . . . . . .                 15.25     11.50
4th Quarter. . . . . . .                 14.25     12.00

The Common Stock of the Company is traded in The Nasdaq Small-Cap
Market (NASDAQ Symbol: ILC0). Quotations are furnished by the
National Association of Securities Dealers Automated Quotation
System (NASDAQ).

B. Holders

The approximate number of record holders of the Common Stock of the Registrant as of March 16, 1998 was 1,456.

C. Dividends

No dividend was declared or paid by the Company during 1995, 1996 or 1997. Under the terms of its Senior Loan the Company is not permitted to declare or pay any dividends on its Common Stock during the loan term. A more detailed discussion of the Senior Loan is set forth in Item 1 hereof.

The ability of an insurance holding company, such as ILCO, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its operating insurance subsidiaries. The right of such subsidiaries to pay dividends is generally restricted by the insurance laws of their domiciliary states. See Item 1. Business -

Regulation - Surplus Debentures and Dividends.


Item 6. Selected Financial Data (in thousands, except per share data.)


                               Years Ended December 31,


                 1997      1996        1995       1994      1993

Revenues     $127,683   $ 138,244   $ 122,390 $ 114,842  $ 117,843

Benefits &
Expenses       96,081      96,801     105,907    99,142    100,525

Income from
operations     31,602      41,443      16,483    15,700     17,318

Provision for
federal income
taxes          11,062      14,505       5,769     5,783      5,118

Net Income
before extra-
ordinary item
and cumulative
effect of
change in
accounting
principle      20,540      26,938      10,714     9,917     12,200

Extraordinary
Item              -0-         -0-         -0-       -0-    (6,253)

Net Income
before
cumulative
effect of
change in
accounting
principle      20,540      26,938      10,714     9,917      5,947

Cumulative
effect of
change in
accounting
principle         -0-         -0-         -0-       -0-    (2,600)

Net Income $   20,540   $  26,938   $  10,714 $   9,917  $   3,347

Common
Stock and
Common  Stock
Equivalents     4,369       4,441       4,342     4,473      4,538

Net Income per
share before
extraordinary
item and
cumulative
effect of
change in
accounting
principle
  Basic      $   4.75    $   6.36    $   2.57  $   2.41   $   2.97
  Diluted    $   4.70   $    6.07   $    2.47  $   2.22   $   2.69


Extraordinary
Item
  Basic           -0-         -0-         -0-       -0-     (1.52)
  Diluted         -0-         -0-         -0-       -0-     (1.38)


Net income per
share before
cumulative
effect of
change in
accounting
principle
  Basic          4.75        6.36       2.57       2.41      1.45
  Diluted        4.70        6.07       2.47       2.22      1.31


Cumulative
effect of
change in
accounting
principle
  Basic           -0-         -0-        -0-        -0-     (.63)
  Diluted         -0-         -0-        -0-        -0-     (.57)

Net income per
share

Basic           $4.75       $6.36      $2.57      $2.41     $0.82
Diluted         $4.70       $6.07      $2.47      $2.22     $0.74

Cash Dividend     -0-         -0-        -0-        -0-       -0-

Long Term
Debt         $ 10,964  $   24,944 $   59,385 $   66,585$   84,000

Total
Assets     $1,321,653  $1,263,942 $1,315,293 $1,148,994$1,266,941



Net Income per share for the year 1993 to 1996 has been restated to reflect the effect of FAS 128.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 1997, ILCO's net income from operations was $20,540,000 ($4.70 per common share) as compared to $26,938,000 ($6.07 per common share) in 1996, and $10,714,000 ($2.47 per common share) in 1995. Earnings per share are stated on a diluted basis, in accordance with the requirements of FAS 128, which requires that diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. For the years 1996 and 1995, earnings per share have been restated to reflect the effect of FAS No.128.


                            Results of Operations

Net income from continuing operations (excluding the gain resulting from the sale of Bridgepoint Square Offices in 1997 and the sale of the Austin Centre in 1996, as described below) was $11,443,000 ($2.62 per common share) for the year ended December 31, 1997, $11,650,000 ($2.62 per common share) for the year ended December 31, 1996 and $10,714,000 ($2.47 per common share) for the year ended December 31, 1995.

Net income for 1997 includes $9.1 million resulting from the sale of the Bridgepoint Square Offices, an office complex located in Austin, Texas. The selling price was $78 million, which was allocated approximately 78.5% to Investors-NA ($61.3 million). The sale closed on December 5, 1997. As part of the decision to sell the Bridgepoint properties, the Company cancelled its plans to move its headquarters to one of the Bridgepoint buildings and entered into a new lease at the Austin Centre. Under the provisions of the lease, Investors-NA received a payment from the owner of the Austin Centre in the amount of $1.7 million. That amount is included in net income for the year ended December 31, 1997.

Net income for 1996 includes $15.3 million resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.67 million, less $1 million paid to a capital reserve account for the purchaser. The sale closed on March 29, 1996.

The results for 1997, 1996 and for that portion of 1995 beginning on February 14th, include the operations of Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company and referred to herein as "Pre-Merger Investors-IN" for purposes of identifying the entity prior to the December 1997 merger transaction described below). Pre-Merger Investors-IN was purchased by ILCO and Investors Life Insurance Company of North America ("Investors-NA") for an adjusted purchase price of $17.1 million; the transaction was completed on February 14, 1995. The name change was completed in May, 1995.

The results for 1997 include, for the period beginning on July 9th, the operations of State Auto Life Insurance Company. That company was acquired from State Automobile Mutual Insurance Company, for an adjusted cash purchase price of $11.8 million. In connection with this transaction, the bank group participating in the ILCO Senior Loan agreed to defer payment of $4.5 million otherwise payable on April 1, 1997 under the terms of the Senior Loan, and to reduce the amount of the payment otherwise due on July 1, 1997 by $2.5 million. This deferral resulted in extending the maturity date of the Senior Loan to October 1, 1998. Under the terms of the transaction, State Auto Life was merged into Pre-Merger Investors-IN. The closing of the transaction took place on July 9, 1997.

In December, 1997, ILIC, an indirect subsidiary of the Company, transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Pre-Merger Investors-IN, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 44 states. As of December 31, 1997, it had assets of $153.8 million and capital and surplus of $23.1 million.

The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $19,681,000 at December 31, 1997, as compared to $21,965,000 at
December 31, 1996, and $24,511,342 at December 31, 1995.  These
statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the year 1997 was $18.8 million, as compared to $9.98 million in 1996, and $11.69 million in 1995. Reinsurance premiums ceded were $10.4 million in 1997, as compared to $8.0 million in 1996 and $8.5 million in 1995. For the year 1997, ceded reinsurance includes the results of the sale of the accident and health and disability income insurance business of the Company's life insurance subsidiaries. In December, 1997, ILCO s life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health and disability income insurance policies were assumed by a third party reinsurer. These risks and contractual obligations were sold pursuant to, first, a coinsurance reinsurance agreement. Following applicable regulatory approvals, the reinsurer will assume the direct obligations of the companies, on an assumption reinsurance basis. The decision to dispose of this book of business was based on management s analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of the subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6,327,504. In addition to the transfer of reserves, the life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums.

Earned insurance charges for the year ended December 31, 1997 were $40.9 million, as compared to $42.24 million for 1996 and $42.32 million for 1995. This source of revenues is related to the universal life insurance and annuity book of business of Investors-NA.

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

Interest expense was $1.7 million for the year 1997, as compared to $2.8 million for the year 1996, and $5.7 million for the year 1995. The decrease is attributable to a reduction in the average principal balance of the Senior Loan from $64.4 million for the year ending December 31, 1995 to $33.7 million for the year ending December 31, 1996 and $18.5 million for the year ending December 31, 1997, as well as a decrease in the average rate of interest paid on the senior loan - 7.68% for the year 1997, as compared to 7.76% for the year 1996 and 8.63% for the year 1995.

The decline in long-term interest rates during 1997, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of December 31, 1997, the market value of the fixed maturities available for sale segment was $454.5 million as compared to an amortized cost of $436.8 million, or an unrealized gain of $17.7 million. The net of tax effect of this increase has been recorded as an increase in shareholders' equity. There is no assurance that this unrealized gain will be realized in the future.

At the annual meeting of shareholders, which was held on June 17, 1997, the shareholders approved the redomestication of the ILCO from the State of New Jersey to the State of Texas. The redomestication was implemented by a merger of the Company into a Texas-domiciled company (ILCO-Texas) and, following the merger, changing the name of ILCO-Texas to InterContinental Life Corporation.

For the year ended December 31, 1997, the Company's income from operation before Federal income taxes was $31,602,000 on revenues of $127,683,000, as compared to $41,443,000 on revenues of $138,244,000 for the year 1996, and $16,483,000 on revenues of $122,390,000 in 1995.

During 1997, the lapse rate with respect to universal life insurance policies decreased slightly from the lapse rate experienced in 1996.
The rate in 1997 was 8.9%, as compared to 9.0% in 1996. The lapse rate with respect to traditional (non-universal) life insurance policies increased slightly from the levels experienced in 1996. The rate in
1997 was 8.9% as compared to 8.0% in 1996.   The lapse rates experienced
during the 1997 period were within the ranges anticipated by management.


                        Liquidity and Capital Resources:

ILCO is a holding company whose principal assets consist of the common stock of Investors Life Insurance Company of North America and its subsidiary - Investors Life Insurance Company of Indiana (formerly InterContinental Life Insurance Company). ILCO's primary source of funds consists of payments under two Surplus Debentures from Investors-NA.

As of December 31, 1996, the outstanding principal balance of ILCO's senior loan obligations was $24.9 million. The Company made scheduled principal payments under its senior loan on January 1, 1997 and July 1, 1997, reducing the principal balance to $11.0 million at December 31, 1997.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of December 31, 1997, the outstanding principal balance of the Surplus Debentures was $5.2 million and $22.6 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1997, the statutory surplus of Investors-NA was $71.5 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of December 31, 1997, Investors-NA had earned surplus of $32.9 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.1 million at December 31, 1997.

ILCO's net cash flow provided by (used in) operating activities was $3.96 million, as compared to ($23.46) million for the year ended December 31, 1996 and $10.3 million for the same period in 1995. This change is primarily due to fluctuations in the amount of deferred federal income tax related to the market value of investment assets that are fixed maturities available for sale and the net gain realized in connection with the sale of the Austin Centre.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                  Investments

As of December 31, 1997, the book value of the Company's investment assets totaled $693.1 million, as compared to $661.1 million as of December 31, 1996. Total assets as of December 31, 1997 ($1.32 billion) increased from the level as of December 31, 1996 ($1.26 billion).

The level of short-term investments at the end of 1997 was $164.6 million, as compared to $91.6 million at the end of 1996.

Invested real estate and other invested assets decreased from $38.7 million at December 31, 1996 to $1.3 million as of December 31, 1997. This decrease is attributable to the sale of the Bridgepoint Square Offices property by Investors-NA.

The fixed maturities available for sale portion of invested assets at December 31, 1997 was $454.5 million. The amortized cost of the fixed maturities available for sale segment as of December 31, 1997 was $436.8 million, representing a net unrealized gain of $17.7 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The Company's fixed maturities portfolio (including short-term investments), as of December 31, 1997, included a non-material amount (0.9% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. For the year ended December 31, 1996, the comparable percentage was 1.1%. The majority of these non-investment grade investments are concentrated in the medium quality (or "3") category, with only 0.7% receiving an NAIC rating of "4" (low quality) or below as of December 31, 1997, as compared to 0.7% as of December 31, 1996.

The consolidated balance sheets of the Company as of December 31, 1997 include $53.79 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above.

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


                              Year 2000 Compliance

The Company and its subsidiaries utilize a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations. The software programs used in connection with these systems will be affected by what is referred to as the "year 2000 problem". This refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information as the year 2000 approaches. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

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

The Plan calls for a conversion of certain systems onto the Company's CK/4 System; a system which is designed to be Y2K compliant according to the representations of the vendor. Those systems which are not converted will be upgraded by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant.

Under the Plan, the Company will utilize its own personnel and personnel of its affiliated company, FIC Computer Services, Inc., acquire Y2K compliant operating software, and engage the assistance of outside consultants to facilitate the systems conversions and modifications. The Company has budgeted approximately $470,000 for implementation of the Plan. In the event that the Plan does not achieve full compliance by the target dates, or if unforeseen matters involving Y2K appear before or after January 1, 2000, the Company will utilize the staff of FIC Computer Services to identify and resolve such issues as and if they arise.

In order to continuously evaluate the effectiveness of the modifications and conversions made to the various systems, FIC Computer Services has acquired testing software to simulate dates on or after January 1, 2000. Additionally, FIC Computer Services runs the systems through model office cycles and also conducts visual inspections of screen displays to determine whether the systems are functioning in a Y2K compliant manner.

As of February 1, 1998, the Company estimated that it had completed the necessary conversions and modifications on the administrative systems which process approximately 35% of the insurance policies for the Company and its subsidiaries. This included the conversion of the ALIS System (administering approximately 49,280 policies) to CK/4 in January of 1998. The TI System (administering approximately 5,244 policies) will be converted to CK/4 in May, 1998, bringing the total to approximately 38%. The conversion of the Life 70 system (administering approximately 17,285 policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the Lifecomm-B system which is responsible for the 19,205 policies assumed after the acquisition of State Auto Life is also scheduled for completion in April, 1999. The conversion of the Lifecomm-A system (administering approximately 65,266 policies for Investors-NA) is now scheduled for completion in September of 1999. The modification of three non-material systems which administer 6,806 credit life policies, 2,514 group certificates and 15,938 industrial life policies are scheduled for completion in December of 1998, March of 1999 and June of 1999 respectively.

The various software applications described above are licensed to the Company under agreements which permit the Company's subsidiaries to process business on its computer systems utilizing such software.

In 1997, FIC Computer Services purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. This hardware and software will be tested in 1998. The telephone system has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

With respect to non-centralized systems(i.e., desktop computers), the Company anticipates that updated software releases will be commercially available well in advance of the year 2000. Accordingly, to the extent that such systems rely on date sensitive information, the Company expects that the effort needed to correct for year 2000 problems will be less time intensive than the effort needed to achieve compliance for its centralized systems.


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

The Statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, a company may disclose pro forma earnings per share amounts that would have resulted if it had applied the Statement in an earlier period. The Company adopted FAS 128 in its annual financial statements for the year ended December 31, 1997.

In June, 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company is required to adopt FAS 130 effective January 1, 1998, with reclassification of financial statements for earlier years required.

In June, 1997, the FASB issued FAS 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that it is used internally for evaluating performance. The Company is required to adopt FAS 131 effective January 1, 1998 and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application. The Company is currently considering the impact, if any, of FAS 131 on its current reporting structure.

In February, 1998, the FASB issued FAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company is required to adopt FAS 132 effective January 1, 1998, with restatement of disclosures for earlier years required.

In December, 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which provides guidance on accounting for insurance-related assessments. The Company is required to adopt SOP 97-3, effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of SOP 97-3 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

Item 8. Financial Statements and Supplementary Data

The following Financial Statements of ILCO and its consolidated subsidiaries have been filed as part of this report:

1.  Report of Price Waterhouse LLP, Independent Accountants, dated March
    27, 1998.

2.  Consolidated Balance Sheets, as of December 31, 1997 and December
    31, 1996.

3. Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

5. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

                                    PART III

Item 10.        Directors and Executive Officers of Registrant

                (a) Directors of the Registrant

The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. Except for Mr. Bender, who was appointed by the Board of Directors in October, 1997, to fill a vacancy, all of the directors were elected at the 1997 annual shareholders meeting. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.

                Age  Director           Principal Occupation
Name                                      Since    and Other Information

Robert A. Bender    44     1997  Director of ILCO since October, 1997.
                                 Vice President of Family Life
                                 Insurance Company since January 1997.
                                 Vice President of Investors Life
                                 Insurance Company of North America
                                 since January 1997.  Vice President
                                 of Investors-IN, formerly known as
                                 InterContinental Life Insurance
                                 Company since January 1997.
                                 Assistant Vice President of Investors
                                 Life Insurance Company of North
                                 America form February 1994 to January
                                 1997.  Assistant Vice President of
                                 Investors-Indiana from February 1994
                                 to January 1997.  Assistant Vice
                                 President of Investors-IN, formerly
                                 known as InterContinental Life
                                 Insurance Company from February 1994
                                 to January 1997.  Assistant Vice
                                 President of Family Life Insurance
                                 Company from February 1994 to January
                                 1997.  Retired from 22 years of
                                 service in the U.S. Army on February
                                 1994.

Jeffrey H. Demgen   45     1995  Director of FIC since May 1995.  Vice
                                 President of FIC since August 1996.
                                 Vice President and Director of ILCO
                                 since August 1996.  Director of FIC
                                 since May 1995.  Executive Vice
                                 President and Director of Family Life
                                 Insurance Company since August 1996.
                                 Senior Vice President and Director of
                                 Family Life Insurance Company from
                                 October 1992 to August 1996.
                                 Executive Vice President and Director
                                 of Investors Life Insurance Company
                                 of North America since August 1996.
                                 Senior Vice President and Director of
                                 Investors Life Insurance Company of
                                 North America from October 1992 to
                                 June 1995. Executive Vice President
                                 of Investors-IN, formerly known as
                                 InterContinental Life Insurance
                                 Company since August 1996.  Senior
                                 Vice President of Investors-IN,
                                 formerly known as InterContinental
                                 Life Insurance Company from October
                                 1992 to June 1995.  Executive Vice
                                 President and Director of Investors-
                                 Indiana from August 1996 to December
                                 1997.  Senior Vice President of
                                 United Insurance Company of America
                                 from September 1984 to July 1992.

Theodore A. Fleron  58     1991  Vice President and Director of ILCO
                                 since May 1991.  Assistant Secretary
                                 since June 1990.  Vice President and
                                 Director of FIC since August 1996.
                                 Senior Vice President, General
                                 Counsel, Assistant Secretary and
                                 Director of Investors Life Insurance
                                 Company of North America and
                                 Investors-IN, formerly known as
                                 InterContinental Life Insurance
                                 Company since July 1992.  General
                                 Counsel, Assistant Secretary and
                                 Director of Investors Life Insurance
                                 Company of North America and
                                 Investors- IN, formerly known as
                                 InterContinental Life Insurance
                                 Company from January 1989 to July
                                 1992.  Senior Vice President, General
                                 Counsel, Director and Assistant
                                 Secretary of Investors-Indiana from
                                 June 1995 to December 1997.  Senior
                                 Vice President, General Counsel,
                                 Director and Assistant Secretary of
                                 Family Life Insurance Company since
                                 August 1996.


W. Lewis Gilcrease  66     1988  Dentist practicing in San Marcos,
                                 Texas.  Director of ILCO since 1988.
                                 Director of FIC from 1979 to July 6,
                                 1991.

James M. Grace      54     1984  Vice President and Treasurer of the
                                 Company since January, 1985.
                                 Executive Vice President, Treasurer
                                 and Director of Investors-IN,
                                 formerly known as InterContinental
                                 Life Insurance Company since 1989.
                                 Vice President, Treasurer and
                                 Director of Financial Industries
                                 Corporation since July, 1976.
                                 Executive Vice President and
                                 Treasurer of Investors Life Insurance
                                 Company of North America since 1989;
                                 Executive Vice President, Treasurer
                                 and Director of Family Life Insurance
                                 Company (a subsidiary of Financial
                                 Industries Corporation) since June
                                 1991.  Director, Executive Vice
                                 President and Treasurer of Investors-
                                 Indiana from February 1995 to
                                 December 1997.

Richard A. Kosson   65     1981  Certified Public Accountant and a
                                 partner in the firm of Manheim,
                                 Kosson & Novick in Millburn, New
                                 Jersey.  Director of ILCO since 1981.

Roy F. Mitte        66     1984  Chairman of the Board and Chief
                                 Executive Officer of the Company and
                                 Investors-IN formerly known as
                                 InterContinental Life Insurance
                                 Company since January, 1985.
                                 President of the Company since April,
                                 1985.  Chairman of the Board,
                                 President and Chief Executive Officer
                                 of Financial Industries Corporation
                                 since 1976.  Chairman of the Board,
                                 President and Chief Executive Officer
                                 of Investors Life Insurance Company
                                 of North America since December,
                                 1988.  Chairman of the Board,
                                 President and Chief Executive Officer
                                 of Family Life Insurance Company
                                 since June 1991.  Chairman of the
                                 Board, President and Chief Executive
                                 Officer of Investors-Indiana from
                                 February 1995 to December 1997.
                                 Chairman, ILG Securities Corporation
                                 since December 1988.

Eugene E. Payne     55     1989  Vice President of ILCO since December
                                 1988 and Director and Secretary since
                                 May 1989.  Vice President and
                                 Director of Financial Industries
                                 Corporation since February 1992.
                                 Executive Vice President, Secretary
                                 and Director of Investors Life
                                 Insurance Company of North America
                                 since December 1988.  Executive Vice
                                 President since December 1988 and
                                 Director since May 1989 of Investors-
                                 IN, formerly known as
                                 InterContinental Life Insurance
                                 Company.  Executive Vice President,
                                 Secretary and Director of Family Life
                                 Insurance Company since June 1991.
                                 Director, Executive Vice President
                                 and Secretary of Investors-Indiana
                                 from February 1995 to December 1997.

H. Gene Pruner      69     1995  Director of ILCO since August 1996.
                                 Director of Investors-IN since
                                 February, 1995.  President of Market
                                 Share, Inc. since April 1985.

Steven P. Schmitt   51     1994  Senior Vice President since April
                                 1992 and Director, Vice President and
                                 Assistant Secretary since August 1989
                                 of Investors Life Insurance Company
                                 of North America and Investors-IN,
                                 formerly known as InterContinental
                                 Life Insurance Company.  Senior Vice
                                 President since April 1992 and
                                 Director and Vice President since
                                 June 1991 of Family Life Insurance
                                 Company.  Director, Senior Vice
                                 President and Assistant Secretary of
                                 Investors-Indiana from  June 1995 to
                                 December 1997.

Donald Shuman       72     1980  Real estate specialist, engaged in
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

The incumbent directors, except for Mr. Shuman, have been nominated for submission to vote of the shareholders for reelection at the 1998 annual shareholders' meeting.

(b)  Executive Officers of the Registrant

The following table sets forth the names and ages of the persons who have served as Registrant's Executive Officers during 1997 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.


Name                       Age   Positions and Offices

Roy F. Mitte        66        Chairman of the Board,
                              President and Chief Executive Officer

James M. Grace      54        Vice President and Treasurer

Eugene E. Payne     55        Vice President and Secretary

Joseph F. Crowe(1)  59        Vice President

Jeffrey H. Demgen   45        Vice President


In May 1991, Roy F. Mitte suffered a stroke, resulting in partial paralysis affecting his speech and mobility. Mr. Mitte continues to make the requisite decisions in his capacity as Chief Executive Officer, although his ability to communicate and his mobility are impaired.

1. Mr. Crowe retired from active service with the Company as of January 3, 1997. He continued to serve on the Board of Directors until October, 1997, when he resigned from the ILCO Board in order to devote his efforts to the Board activities of FIC.

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

(f)   Compliance with Section 16(a) of the Securities Exchange Act of
      1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that for the period from January 1, 1997 through December 31, 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except as follows: Robert
A. Bender filed a Form 5 in February, 1998, to report his appointment as a Director of the Company as of October 10, 1997.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the three other persons who were serving as executive officers of the Company at the end of 1997 and received cash compensation exceeding $100,000 during 1997.



                              Annual Compensation

                                                Long Term
                                                Compensa-
                                                tion
                                                Awards
Name and                                        Stock
Principal                                       Options     All Other
Position   Year Salary(1)   Bonus(8)   Other(2) (Shares)    Compensation(9)


Roy F.
Mitte,
Chairman,
President  1997 $252,253 $751,500       -0-     -0-         -0-
and Chief  1996 $286,643  -0-           -0-     -0-         $2,446,397 (3)
Executive  1995 $286,643  -0-           -0-     -0-         $  713,513 (4)
Officer

James M.
Grace,
Vice
President  1997 $195,000  $40,000      -0-(5)   -0-       $19,024
and        1996  195,000  $15,000       -0-     -0-         -0-
Treasurer  1995  195,000  $10,000       -0-     -0-         -0-

Eugene E.
Payne,
Vice       1997 $195,000  $40,000       -0-(6)  -0-       $17,925
President  1996 $195,000  $15,000       -0-     -0-         -0-
and        1995 $195,000  $10,000       -0-     -0-         -0-
Secretary

Jeffrey
H. Demgen  1997 $117,884  $30,000       -0-     -0-         -0-
Vice       1996 $102,500  $ 7,500       -0-     -0-         -0-
Presi-
dent(7)

(1) The executive officers of the Company have also been executive officers of the Company's insurance subsidiaries and FIC and FIC's insurance subsidiary, Family Life. FIC and/or Family Life reimbursed the Company (or, in the case of Mr. Mitte, authorized payment of) the following amounts as FIC's or Family Life's share of these executive officers' cash compensation and bonus for 1995, 1996 and 1997: (i) Mr.
Mitte: $216,857, $216,857, and $999,746 respectively, which amounts are not included in the above table; (ii) Mr. Grace: $88,293, $83,987 and $68,150 respectively; (iii) Dr. Payne: $79,875, $83,987 and $68,150 respectively; and (iv) Mr. Demgen $46,125 and $66,548(1996 and 1997 only).

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

(5) Mr. Grace exercised stock options in 1997 to purchase 12,000 shares of the Company's Common Stock under the Non-Qualified Option Plan and 30,000 shares of the Company s Common Stock under the Incentive Stock Option Plan. See "Aggregated Option Exercises in 1997" below.

(6)  Dr. Payne exercised stock options in 1997 to purchase 6,000   shares
of the Company's Common Stock under the Non-Qualified Stock Option Plan and 20,000 shares of the Company s Common Stock under the Incentive stock Option Plan. See "Aggregated Option Exercises in 1997" below.

(7) Mr. Demgen became an executive officer of the Company in August, 1996.

(8) The data in this column represents the annual bonus paid in 1997. The bonuses for Mr. Grace, Dr. Payne and Mr. Demgen represent amounts paid in 1997, but include the bonuses awarded with respect to the years 1996 and 1997. Dr. Payne elected to defer this amount into the Company's Non-Qualified Deferred Compensation Plan. The Plan was established in 1997 to permit Mr. Grace and Dr. Payne to defer a portion of their compensation. Under the provisions of the Plan, contributions are invested on a money purchase basis and plan benefits are based on the value of the account at retirement or other distribution. In accordance with applicable tax law requirements, amounts allocated to the Plan are subject to the claims of general creditors of the Company. See also, Note 9.

(9) The data in this column represents the amount paid by the Company in 1997 to Mr. Grace and Dr. Payne to supplement the benefits under the Company's Pension Plan. The supplement relates to each of the past service years for Mr. Grace and Dr. Payne which were affected by the limitation on compensation which the Pension Plan may take into account for benefit accrual purposes. Under federal pension rules, an employee's benefits under a qualified pension plan, such as the ILCO Pension Plan, are limited to certain maximum amounts. The amount of the payments made in 1997 was determined by comparing the accrued benefit for the listed individuals under the ILCO Pension Plan through December 31, 1996 to the accrued benefit which the individual would have had under the Plan's benefit formula without application of the limitations applicable to tax qualified retirement plans. The value of the difference, representing an amount payable for life commencing at normal retirement age, was then commuted to its present value, which amount is included in this column. Mr. Grace and Dr. Payne elected to defer their respective amounts into the Company's Non-Qualified Deferred Compensation Plan. The Company intends to make a similar payment with respect to benefit accruals for the year 1997 only; however, there is no obligation for it to do so. See
Note 8.


Option Grants in 1997

No options were granted to any executive officers of the Company during the year 1997.

Aggregated Option Exercises in 1997

The following table sets forth information concerning each exercise of stock options during 1997 by each of the individuals who were executive officers of the Company as of December 31, 1997.


                          Shares
                          Acquired              Value
Name                      On Exercise (#)       Realized ($)


James M. Grace              42,000               $437,340

Eugene E. Payne             26,000               $278,920


Aggregated Stock Option Values

The following table sets forth information with respect to the unexercised options held by the executive officers of the Company.


                                                       Value of
                         Number of                   Unexercised
                   Unexercised Options               In-the-Money
                         Held at                      Options at
                    December 31, 1997             December 31, 19971
Name            Exercisable Unexercisable       Exercisable Unexercisable


James M. Grace   12,000         12,000            $200,040   $200,040

Eugene E. Payne   6,000          6,000            $100,020   $100,020


(1) Based on the closing price of the Company's Common Stock on NASDAQ on December 31, 1997 ($20.00).

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


                                       Years of Service

                                                30 or
Remuneration       15        20         25      more

$125,000         $29,437   $ 39,250   $ 49,062   $ 58,875
 150,000          35,325     47,100     58,875     70,650
 160,000          37,680     50,240     62,800     75,360
 175,000          41,212     54,950     68,687     82,425
 200,000          47,100     62,800     78,500     94,200

The normal retirement benefit provided under the Pension Plan is equal to 1.57% of final average eligible earnings less 0.65% of the participant's Social Security covered compensation multiplied by the number of years of credited service (up to 30 years). The compensation used in determining benefits under the Pension Plan is the highest average earnings received in any five consecutive full-calendar years during the last ten full-calendar years before the participant's retirement date. The maximum amount of annual salary and bonus that can be used in determining benefits under the Pension Plan is $200,000 for any year prior to 1994 and is $150,000 for 1994, 1995, and 1996 and is $160,000 for 1997 and
each subsequent year.

The annual eligible earnings, for 1997 only, covered by the Pension Plan (salary and bonus up to $160,000) with respect to the individuals reported in the Summary Compensation Table were as follows, with their respective years of credited service under the Pension Plan at December 31, 1997 being shown in parentheses: Mr. Mitte, $160,000 (10 years), Mr. Grace, $160,000 (10 years), Dr. Payne, $160,000 (9 years), and Mr.
Demgen (5 years).

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

Employment Agreements and Change In Control Arrangements

The terms and conditions of employment agreements that the Company would enter into upon the occurrence of certain events that result in the agreements taking effect were approved by the Board of Directors with
respect to Messrs. Grace and Payne  in 1991   Each agreement  would
include two independent provisions with respect to the effective date and the term of each agreement. First, the term of the agreement would begin on the earlier of (i) the date of retirement (early, normal or deferred) of Roy F. Mitte from his position as Chairman, President and Chief Executive Officer of the Company or (ii) the date of death or disability of Mr. Mitte, and would terminate on the last day of the twelfth month next following the commencement date of the term of the agreement, unless extended upon mutually acceptable terms.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The following table presents information as of March 16, 1998 as to all persons who, to the knowledge of the Company, were beneficial owners of five (5%) percent or more of the Common Stock of the Company.


                                    Amount and
                                    Nature of         Percent of
Name and Address               Beneficial Ownership     Class

Financial Industries Corp.
701 Brazos, Suite 1400
Austin,  TX   78701.............  3,668,501 (1)       60.68% (6)

Roy F. Mitte
701 Brazos, Suite 1400
Austin,  TX   78701.............. 3,684,361  (2,3)    60.94% (6)

Investors Life Insurance Company
  of North America
701 Brazos, Suite 1400
Austin, TX  78701................   334,960  (4)      7.71% (6)

Investors Life Insurance
  Company of Indiana
701 Brazos, Suite 1400
Austin, TX 78701.................   281,560  (5)      6.48% (6)


Fidelity Management & Research
Company
82 Devonshire Street
Boston, MA 02109................... 432,700 (7)        9.96% (6)


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

2 As of March 16, 1998, Mr. Mitte, jointly with his wife Joann, currently owns 1,493,216 common shares of Financial Industries Corporation ("FIC"). Mr. Mitte and his wife also control the Roy F. and Joanne Cole Mitte Foundation, a Texas non-profit corporation (the "Foundation"), which owns 373,304 common shares of FIC stock as a result of a donation made by Mr. Mitte and his wife from their personal holdings. The holdings of the Foundation combined with Mr. and Mrs. Mitte's remaining personal holdings in FIC stock constitutes 34.39 percent of the outstanding common stock of that company. Mr. Mitte holds the position of Chairman, President and Chief Executive Officer of FIC.

          Since FIC holds a controlling interest in the Company, Mr. Mitte's personal holdings in the Company have been combined with the holdings of FIC in determining the amount and percentage of Mr. Mitte's beneficial ownership of the Company.

3 Includes 15,860 shares allocated to Mr. Mitte's account under the Employee Stock Ownership Plan.

4 Represents 281,560 shares owned by Investors-IN (formerly InterContinental Life Insurance Company and 53,400 shares owned directly by Investors-NA. Investors-IN is a life insurance company subsidiary of Investors-NA. All of these shares are treated as treasury shares.

5 All are directly owned by Investors-IN and are treated as treasury shares.

6 Assumes that outstanding stock options or warrants available to other persons have not been exercised.

7. As reported to the Company on a Schedule 13(G) filed by FMR Corporation, the parent company of Fidelity Management & Research Company ("Fidelity"). According to the Schedule 13(G), Fidelity acts as investment advisor to the Fidelity Low-Priced Stock Fund, a registered investment company, and the Fund is the owner of 432,700 shares of ILCO common stock, of which 418,300 shares were reported on a Schedule 13(G) filed on February 14, 1997 and 14,400 additional shares which were reported on a schedule 13(g)filed on February 14, 1998.



The following table contains information as of March 16, 1998 as to the Common Stock of the Company beneficially owned by each director, nominee and executive officer and by all executive officers and directors of the Company as a group. The information contained in the table has been obtained by the Company from each director and executive officer except for information known to the Company. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.


                                    Amount and
                                    Nature of         Percent of
Name                            Beneficial Ownership    Class

Robert A. Bender                       854 (3)          *

Jeffrey H. Demgen                    4,067 (3)          *

Theodore A. Fleron                  15,689  (3,4)        *

W. Lewis Gilcrease                      -0-

James M. Grace (1)                  61,346 (2,3)       1.4%

Richard A. Kosson                      200               *

Roy F. Mitte (1)                 3,684,361 (3)       60.94%

Eugene E. Payne (1)                 32,286 (3)           *

H. Gene Pruner                          -0-

Donald Shuman                          450               *

Steven P. Schmitt                 14,347 (3,4)           *


All Executive
Officers and
Directors as a
group, all of
whom are listed
above                             3,813,600 (1,2,3,4) 62.83%

* Less than 1%

(1) As an executive officer and/or director of FIC which as of March 16, 1998 beneficially owned 3,668,501 shares of the Company's Common Stock (including option rights to purchase 1,702,155 shares of the Company). In addition to the shareholdings of Mr. Mitte in FIC (see Note 2, above), Mr. Grace owns 5,600 shares of FIC Common Stock.

(2) Includes 12,000 shares issuable upon exercise of options granted under the Non-Qualified Stock Option Plan during 1988 to Mr. Grace at a price of $3.33 (as adjusted) per share, which are currently available for exercise.

(3) Includes shares beneficially acquired through participation in the Company's ESOP, 401K and/or the Employee Stock Purchase Plan, which are group plans for eligible employees.

(4) Includes 6,000 shares issuable upon exercise of options granted under the Non-Qualified Stock Option Plan during 1988 to each of Messrs. Fleron and Schmitt at a price of $3.33 (as adjusted) per share, which are currently exercisable.


Item 13. Certain Relationships and Related Transactions with Management

a. The obligations of the Company under the Senior Loan are guaranteed by FIC. FIC presently owns 1,966,346 shares of the company's Common Stock, constituting 45.40% of such shares outstanding, and holds options to acquire an additional 1,702,155 shares at the average bid price of such shares during the six-month period preceding the date of any such purchase. In the event that such options were to be fully exercised, the total number of the Company's shares owned by FIC would constitute 60.80% of the outstanding shares of the Company's Common Stock. As described under the heading Senior Loan , the current Senior Loan of ILCO is scheduled to be fully repaid on October 1, 1998. Accordingly, unless ILCO s Senior Loan is extended, or ILCO otherwise incurs indebtedness which is guaranteed by FIC, FIC s rights under the 1986 option agreement would expire on October 1, 1998.

b. In connection with the December, 1997 sale of Bridgepoint Square Offices by Investors-NA and Family Life Insurance Company, FIC Realty received a commission in the amount of $156,000, of which $122,538 was paid by Investors-NA and $33,462 by Family Life.

c. As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a Senior Loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

          On July 30, 1993, the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. The Company paid $38 million plus accrued interest to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993. The primary source of the funds used to prepay the subordinated debt was new subordinated loans totaling $34.5 million that FLC and another subsidiary of FIC obtained from Investors-NA. The principal amount of the new subordinated debt is payable in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the new debt are substantially the same as those of the $22.5 million subordinated loans that Investors-NA had previously made to FLC and that continue to be outstanding.

          In June, 1996, the provisions of the notes from Investors-NA to FIC, Family Life Corporation ( FLC ) and Family Life Insurance Investment Company ( FLIIC ) were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

d. The Company reimbursed FIC for rental expenses and certain other operating expenses incurred during 1997 on behalf of the Company. The amount of such reimbursement was approximately $822,000.

e. Pursuant to a data processing agreement with a major service company, the data processing needs of ILCO's and FIC's insurance subsidiaries were provided at a central location until November 30, 1994. Commencing December 1, 1994, all of those data processing needs are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a new subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. The Company's insurance subsidiaries paid $3,010,110 and Family Life paid $824,425 to FIC Computer for data processing services provided during the year ended December 31, 1997.

f. In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

g. In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

h. Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies and Secretary of FIC. Dr. Payne serves as Vice President, Secretary and Director of both companies. Messrs. Demgen and Fleron serve as Vice Presidents and Directors of both companies; and Mr. Crowe served as a Director of ILCO until October, 1997; he serves as a Director of FIC and, until his retirement in January, 1997, served as a Vice President of both companies. Mr. Roy Mitte holds beneficial ownership of 34.39% of the outstanding shares of FIC (see "Security Ownership of Certain Beneficial Owners and Management").

i. Mr. Crowe retired from active service with the Company in January, 1997 and served on the ILCO Board until October, 1997; he continues to serve on the Board of Directors of FIC. Following Mr. Crowe's retirement, the Company entered into a consulting agreement with him. Under the terms of the agreement, Mr. Crowe is to be available for periodic consultation on actuarial matters related to the operations of the life insurance companies. The agreement provide of a payment of $25,000 per year for a period of five-years.


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

          (b)   Reports on Form 8-K:

                No reports on Form 8-K were filed
                during the last quarter of the fiscal
                year ended December 31, 1997.

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

                        InterContinental Life Corporation
                                  (Registrant)

By:       /s/ Roy F. Mitte           By:/s/ James M. Grace
          Roy F. Mitte, Chairman of     James M. Grace, Treasurer,
          the Board, President and         Principal Accounting
          Chief Executive Officer       and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated on March    , 1998.

/s/ Roy F. Mitte
Roy F. Mitte, Director

/s/ James M. Grace
James M. Grace, Director

/s/ Jeffrey H. Demgen
Jeffrey H. Demgen, Director

/s/ Eugene E. Payne
Eugene E. Payne, Director

/s/ Robert A. Bender
Robert A. Bender, Director

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

/s/ Donald Shuman
Donald Shuman, Director


               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        FORM 10-K--ITEM 14 (a)(1) and (2)
                          LIST OF FINANCIAL STATEMENTS
                                TABLE OF CONTENTS



The following consolidated financial statements of InterContinental Life Corporation and Subsidiaries are included in Item 8:

Report of Independent Accountants.............................F-2

Consolidated Balance Sheets, December 31, 1997 and 1996.......F-3

Consolidated Statements of Income, for the years ended
 December 31, 1997, 1996 and 1995.............................F-5

Consolidated Statements of Changes in Shareholders' Equity,
 for the years ended December 31, 1997, 1996 and 1995.........F-6

Consolidated Statements of Cash Flows, for the years ended
 December 31, 1997, 1996 and 1995.............................F-9

Notes to Consolidated Financial
 Statements...................................................F-12

The following consolidated financial statement schedules of InterContinental Life Corporation and Subsidiaries are included:

Schedule I   - Summary of Investments Other Than
Investments in Related  Parties...............................F-43

Schedule II - Condensed Financial Statements of
Registrant................................................... F-44

Schedule IV  - Reinsurance....................................F-48


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of InterContinental Life Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of InterContinental Life Corporation and its subsidiaries (the Company) at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Dallas,  Texas
March 27, 1998


              INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)
                                                December 31,
       ASSETS                               1997                1996

Investments:
 Fixed maturities, at
   amortized cost (market value
   approximates $3,332 and $8,374)       $   3,412           $   8,165
 Fixed maturities available for sale,
   at market value (amortized cost
   $436,836 and $451,550)                  454,462             453,896
 Equity securities, at market value
  (cost approximates $369 and $373)          4,902               2,304
 Policy loans                               53,499              53,030
 Mortgage loans                             10,862              13,494
 Invested real estate and other invested
 assets                                      1,300              38,696
 Short-term investments                    164,622              91,556
     Total investments                     693,059             661,141

Cash and cash equivalents                    9,041               3,313

Notes receivable from affiliates            53,792              59,940

Accrued investment income                    7,781               7,807

Agent advances and other receivables        11,362              21,725

Reinsurance receivables                     20,433              12,123

Property and equipment, net                  1,902               1,785

Deferred policy acquisition costs           28,621              26,938

Present value of future profits of
 acquired businesses                        47,286              45,240

Deferred financing costs                       111                 636

Other assets                                 7,929               8,965

Separate account assets                    440,336             414,329

     Total Assets                       $1,321,653          $1,263,942

                   The accompanying notes are an integral part of the
                       consolidated financial statements.


               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                            (in thousands of dollars)
                                                December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY             1997            1996

Liabilities:
Policy liabilities and contractholder
 deposit funds:
Future policy benefits                   $        131,720        $  119,744
Contractholder deposit funds                      525,135           538,505
Unearned premiums                                   7,701             9,069
Other policy claims and benefits payable            7,078             5,988
                                                  671,634           673,306
Other policyholders' funds                        3,093               2,720
Senior loans                                      10,964             24,944
Deferred federal income taxes                     31,811             23,692
Other liabilities                                 20,299             13,835
Separate account liabilities                      438,090           412,084
  Total Liabilities                             1,175,891          1,150,581

Commitments and Contingencies
(Note 13)
Redeemable preferred stock:
Class A Preferred, $1 par value,
 5,000,000 shares authorized, issued              5,000          5,000
Class B Preferred, $1 par value,
 15,000,000 shares authorized, issued            15,000         15,000
                                                 20,000         20,000
Redeemable Preferred Stock held
 in treasury                                    (20,000)       (20,000)
                                                   -0-            -0-
Shareholders' Equity:

Common stock, $.22 par value,
 10,000,000 shares authorized;
 5,343,739 and 5,223,739 shares issued,
 4,331,335 and 4,232,829 shares out-
 standing in 1997 and 1996, respectively          1,176          1,150
Additional paid-in capital                        4,253          3,752
Net unrealized appreciation of
 equity securities                                2,946          1,255
Net unrealized gain on investments
 in fixed maturities available for sale          11,457          1,525
Retained earnings                               129,237        108,697
                                                149,069        116,379
Common treasury stock, at cost,
 1,012,404 and 990,910 shares in 1997
 and 1996, respectively                          (3,307)         (3,018)
Total Shareholders' Equity                      145,762         113,361
Total Liabilities and Shareholders'
 Equity                                     $ 1,321,653     $ 1,263,942

              The accompanying notes are an integral part of the
                    consolidated financial statements.

             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands of dollars,
                         except for per share data)
                                       Year Ended December 31,
                                     1997      1996      1995

Revenues:
Premiums                           $ 11,031     $ 9,980  $ 11,694
Net investment income                57,740      59,836    64,781
Earned insurance charges             40,853      42,238    42,324
Gain on sale of real estate          14,630      23,520     -0-
Other                                 3,429       2,670     3,591
                                    127,683     138,244   122,390
Benefits and expenses:
Policyholder benefits and expenses 37,962 40,091 42,639 Interest expense on contractholder
 deposit funds                       30,533      32,068    32,375
Amortization of present value of
 future profits of acquired
 businesses                           6,311       3,366     6,211
Amortization of deferred policy
 acquisition costs                    2,818       2,574     3,929
Operating expenses                   16,798      15,884    15,016
Interest expense                      1,659       2,820     5,737
                                     96,081      96,801   105,907

Income from operations               31,602      41,443    16,483

Provision for federal income taxes:
 Current                              9,005      10,227       945
 Deferred                             2,057       4,278     4,824
                                     11,062      14,505     5,769

Net income                        $  20,540    $ 26,938  $ 10,714

Net income per share (Note 14):
Basic:
 Weighted average common stock
  outstanding                         4,328     4,233     4,175

 Basic earnings per share          $   4.75    $  6.36  $  2.57

Diluted:
 Common stock and common
  stock equivalents                   4,369     4,441     4,342

 Diluted earnings per share        $   4.70   $  6.07   $  2.47


          The accompanying notes are an integral part of the
                     consolidated financial statements.

             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (in thousands)

                                                       Additional
                                   Common Stock          Paid-in
                               Shares       Amount       Capital
Balance at December 31,
  1994                           5,107      $ 1,124        $ 2,854
 Net income
 Change in net unrealized
  appreciation of equity
  securities
 Change in net unrealized
  loss on investments
  in fixed maturities
  available for sale
 Options exercised                   59          13            667

Balance at December 31,
  1995                             5,166       1,137           3,521
 Net income
 Change in net unrealized
  appreciation of equity
  securities
 Change in net unrealized
  loss on investments
  in fixed maturities
  available for sale
 Options exercised                   58           13             231

Balance at December 31,
  1996                             5,224        1,150          3,752
 Net income
 Change in net unrealized
  appreciation of equity
  securities
 Change in net unrealized
  gain on investments
  in fixed maturities
  available for sale
 Treasury stock purchased
 Options exercised                  120           26               501

Balance at December 31,
  1997                             5,344    $  1,176          $  4,253



            The accompanying notes are an integral part of these
                     consolidated financial statements.

             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (in thousands of dollars)
                                           Net
                                        Unrealized
                                        Gain (Loss)
                                        on Invest-
                              Net        ments in
                           Unrealized     Fixed
                          Appreciation  Maturities
                           of Equity     Available      Retained
Balance at December 31,   Securities     For Sale       Earnings
  1994                      $  568         $(20,266)    $ 71,045
 Net income                                               10,714
 Change in net unrealized
  appreciation of equity
  securities                   180
 Change in net unrealized
  loss on investments
  in fixed maturities
  available for sale                           33,204
  Options exercised

Balance at December 31,
  1995                         748             12,938    81,759
 Net income                                              26,938
 Change in net unrealized
  appreciation of equity
  securities                     507
 Change in net unrealized
  gain on investments
  in fixed maturities
  available for sale                         (11,413)
 Options exercised

Balance at December 31,
  1996                          1,255           1,525    108,697
 Net income                                               20,540
 Change in net unrealized
  appreciation of equity
  securities                    1,691
 Change in net unrealized
  gain on investments
  in fixed maturities
  available for sale                           9,932
 Treasury stock purchased
 Options exercised

Balance at December 31,
  1997                        $  2,946      $  11,457 $ 129,237

          The accompanying notes are an integral part of the
                     consolidated financial statements.



             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (in thousands of dollars)

                               Common        Total
                              Treasury     Shareholders'
                                Stock         Equity
Balance at December 31,
  1994                        $(3,018)       $ 52,307
Net income                                     10,714
 Change in net unrealized
  appreciation of equity
  securities                                      180
 Change in net unrealized
  loss on investments
  in fixed maturities
  available for sale                            33,204
 Options exercised                                 680

Balance at December 31,
  1995                         (3,018)           97,085
 Net income                                      26,938
 Change in net unrealized
  appreciation of equity
  securities                                        507
 Change in net unrealized
  loss on investments
  in fixed maturities
  available for sale                            (11,413)
 Options exercised                                  244

Balance at December 31,
  1996                         (3,018)           113,361
 Net income                                       20,540
 Change in net unrealized
  appreciation of equity
  securities                                       1,691
 Change in net unrealized
  gain on investments
  in fixed maturities
  available for sale                               9,932
 Treasury stock purchased        (289)              (289)
 Options exercised                                   527

Balance at December 31,
  1997                        $(3,307)          $145,762


            The accompanying notes are an integral part of the
                     consolidated financial statements.


              INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of dollars)

                                       Year Ended December 31,

CASH FLOWS FROM OPERATING             1997       1996      1995
 ACTIVITIES

Net income                         $ 20,540    $ 26,938   $10,714

 Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
Amortization of present value of
 future profits of acquired
 businesses                           6,311       3,366     6,211
Amortization of deferred policy
 acquisition costs                    2,819       2,572     5,393
Depreciation                          2,398       1,356     2,610
Net gain on sales of investments    (14,805)    (23,394)     (418)
Financing costs amortized               525         961       865
Amortization of deferred gain on
 sale of real estate                   (110)       (110)     (110)

Changes in assets and liabilities:

Decrease in accrued investment
 income                                 362         383     1,759
Decrease (increase) in agent
 advances and  other receivables      4,170    (2,783)      4,656
Policy acquisition costs deferred    (4,502)   (4,584)     (3,573)
Decrease in policy liabilities
 and contractholder deposit funds   (17,585)   (16,374)   (27,753)
(Decrease) increase in other policy
 holders' funds                        (258)        20       (349)
Increase (decrease) in other
 liabilities                          5,172    (13,270)       911
Increase (decrease) in deferred
 federal income taxes                 5,302     (1,770)     4,696
Decrease (increase) in other assets   1,036     (2,106)     7,527
Other, net                           (7,416)     5,331     (1,388)
Net cash provided by (used in)
 operating activities                 3,959    (23,464)    10,287

            The accompanying notes are an integral part of the
                     consolidated financial statements.

             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of dollars)


                                       Year Ended December 31,

CASH FLOWS FROM INVESTING             1997      1996      1995
ACTIVITIES


Purchase of insurance subsidiary    (11,688)      -0-    (17,492)
Investments purchased               (24,276)   (55,395)  (38,781)
Proceeds from sales and maturities
 of investments                     117,025    112,791    50,181
Net change in short-term
 investments                        (71,415)    (5,562)    8,847
Purchases & retirements of
 equipment                             (283)     1,319    (4,403)
Decrease (increase)in notes
 receivable from affiliates            6,148      1,284     (465)
Net cash provided by (used in)
 investing activities                 15,511     54,437   (2,113)


CASH FLOWS FROM FINANCING
ACTIVITIES

Purchase of treasury stock             (289)      -0-       -0-
Issuance of common stock                527       244       -0-
Issuance of senior loan                 -0-       -0-    15,000
Repayment of debt                   (13,980)   (34,441) (22,200)
Net cash used in financing
 activities                         (13,742)   (34,197)  (7,200)

Net increase (decrease) in cash
 and cash equivalents                 5,728     (3,224)     974

Cash and cash equivalents,
 beginning of year                    3,313      6,537    5,563

Cash and cash equivalents,
 end of year                        $ 9,041   $  3,313 $  6,537


            The accompanying notes are an integral part of the
                     consolidated financial statements.

             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of dollars)


Supplemental Cash Flow Disclosures:
                                      Year Ended December 31,
                                  1997         1996         1995

Income taxes paid                 $2,200       $ 13,567     $ 560

Interest paid                     $1,925        $ 3,377   $ 5,905


Supplemental Schedule of Non-Cash Investing Activities:

The Company purchased the outstanding capital stock of life insurers in the third quarter of 1997 and the first quarter of 1995 for cash purchase prices of $11.8 million and $17.1 million net of post closing adjustments. The consolidated statements of cash flows reflect the impact of these acquisitions. These purchases resulted in the Company receiving tangible assets and assuming liabilities as follows:

                            1997             1995

     Assets               $32,420           $99,642
     Liabilities          $20,653           $90,816


            The accompanying notes are an integral part of the
                     consolidated financial statements.

             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

InterContinental Life Corporation (ILCO or the "Company") is principally engaged, through its subsidiaries, in administering existing portfolios of individual life insurance, credit life and credit disability insurance policies and annuity products. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents.

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

Investments

The Company's general investment philosophy is to hold fixed maturity securities until maturity. However, fixed maturities may be sold prior to the maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, most fixed maturity investments are classified as available for sale and are carried at market value. All other fixed maturities are carried at the lower of amortized cost or net realizable value as management has the positive intent and the Company has the ability to hold such investments to maturity. Unrealized gains and losses on securities available for sale are not recognized in earnings but are reported

             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Real estate is carried at cost less accumulated depreciation, which is generally calculated using the straight-line method over 20 to 40 years. Accumulated depreciation on investments in real estate is $5,243,720 and $5,788,424 at December 31, 1997 and 1996,
respectively. Interest is capitalized on funds expended for construction of facilities for the Company's own use and for facilities intended for sale or lease. Interest cost capitalized and included as a component of the historical cost of the assets was approximately $237,000 and $620,000 in 1997 and 1996, respectively.  No interest cost was capitalized in 1995.

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

Sale of Real Estate

Net income for 1997 includes $14.0 million (before federal income tax) resulting from the sale during the fourth quarter of 1997 of the Bridgepoint Square Office Complex. The aggregate selling price was $78 million which was allocated approximately 78.5% to Investors-NA and 21.5% to Family Life. The sale closed on December 5, 1997.

Net income for 1996 includes $23.5 million (before federal income tax) resulting from the sale during the first quarter of 1996 of the Austin Centre, a hotel/office complex, located in Austin, Texas, which served as the Company's home office building. The selling price was $62.67 million, less $1 million paid to a capital reserve account for the purchaser. The property was purchased in 1991 for $31.275 million. The book value of the property, $36.8 million, net of improvements and amortization, was retained and reinvested by the Company. The balance of the proceeds of the sale, net of federal income tax, was used to reduce the Company's senior loan obligations by $15 million. The sale closed on March 29, 1996.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over estimated useful lives of 10 to 33 years for buildings and improvements and 10 years for furniture and equipment. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation for property and equipment and home office real estate was $4,517,477 and $4,364,064 at December 31, 1997 and 1996, respectively.

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

Solvency Laws Assessments

The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The Company's insurance subsidiaries record the expense for guaranty fund assessment from states which do not allow premium tax offsets in the period assessed. The Company's insurance subsidiaries recorded expenses of $70,253, $100,165, and $241,692 in the years ended December 31,
1997, 1996 and 1995, respectively, as a result of such assessments.

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

Other Policy Claims and Benefits Payable

The liability for other policy claims and benefits payable represents management's estimate of unpaid losses on claims and other miscellaneous liabilities to policyholders. Estimated unpaid losses on claims are comprised of losses on claims that have been reported but not yet paid, including estimates of additional development of initial claims estimates, and claims that have been incurred but not yet reported (IBNR) to the Company.

The liability for other policy claims and benefits payable is subject to the impact of changes in claim severity, frequency and other factors. Although there is considerable variability inherent in such estimates, management believes that the liability recorded is adequate.

Revenue Recognition

Premiums on traditional life and health products are recognized as revenue over the premium paying period when due. Credit life and credit health insurance premiums are recognized over the contract period on a pro rata basis, or the sum of years digits basis. Benefits and expenses are associated with earned premiums, so as to result in recognition of profits over the lives of the contracts.

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

Net Income Per Share

Net income per share is calculated based on two methods, basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. Both methods are presented on the face of the income statement.

Federal Income Taxes

In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The Company adopted FAS 109 on a prospective basis effective January 1, 1993. FAS 109 mandates the asset and liability method for computing deferred income taxes. Under this method, balance sheet amounts for deferred income taxes are computed based on the tax effect of the differences between the financial reporting and federal income tax basis of assets and liabilities using the tax rates which are expected be in effect when these differences are anticipated to reverse.

New Accounting Pronouncements

In February 1997, the Financial Standards Board ("FASB") issued FAS No. 128, "Earnings Per Share", which revises the standards for computing earnings per share previously prescribed by APB Opinion No. 15, "Earnings Per Share". The Statement establishes two measures of earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potentially dilutive securities outstanding.

The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the year ended December 31, 1997 and has restated the earnings per share computations for 1996 and 1995 to conform to this pronouncement.

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company is required to adopt FAS 130 effective January 1, 1998, with reclassification of financial statements for earlier years required.

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company is required to adopt FAS 131 effective January 1, 1998, and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application.

In February 1998, the FASB issued FAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company is required to adopt FAS 132 effective January 1, 1998, with restatement of disclosures for earlier years required.

In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company is required to adopt SOP 97-3 effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period.

2. Investments

Fixed Maturities

The amortized cost, gross unrealized gains and losses and market values of fixed maturities available for sale and fixed maturities held to maturity at December 31, 1997 and 1996, respectively were as follows (in thousands):


                                       Gross    Gross
                              Amort-   Unreal-  Unreal-
                               ized    ized     ized     Market
                               Cost     Gains   Losses   Value
Fixed Maturities Available
 For Sale as of December 31,
 1997:
U.S. Treasury securities and
 obligations of U.S.
 government agencies and
 corporations                 $ 24,556 $ 1,334   $   65  $ 25,825
Obligations of states and
 political subdivisions          4,686     349      -0-     5,035
Corporate securities           119,847   4,696      630   123,913
Mortgage-backed securities     287,747  12,458      516   299,689
Total Fixed Maturities
 Available For Sale            436,836  18,837    1,211   454,462
Fixed Maturities Held to
 Maturity:
Private placements-corporate     3,412      20      100     3,332
Total Fixed Maturities        $440,248 $18,857   $1,311  $457,794

Fixed Maturities Available
 For Sale as of December 31,
 1996:
U.S. Treasury securities and
 obligations of U.S.
 government agencies and
 corporations                 $ 13,817  $  902  $    18  $ 14,701
Obligations of states and        4,727     163      -0-     4,890
 political subdivisions
Foreign government debt
 securities                          5     -0-      -0-         5
Corporate securities           120,263   2,582    3,625   119,220
Mortgage-backed securities     312,738   7,473    5,131   315,080
Total Fixed Maturities
 Available For Sale            451,550  11,120    8,774   453,896
Fixed Maturities held to
 Maturity:
Private placements-corporate     8,165     320      111     8,374
  Total Fixed Maturities      $459,715 $11,440  $ 8,885  $462,270

In determining the amounts reflected in the balance sheet, the Company has reduced its gross unrealized gains and losses on investments in fixed maturities available for sale as reflected above by $6,169,000 and $821,000 in 1997 and 1996, respectively, in determining the net unrealized gain on investments in fixed maturities available for sale recorded as a component of shareholders' equity. The adjustment is made to recognize deferred taxes on the net unrealized gain.

The amortized cost and market value of fixed maturities carried at amortized cost at December 31, 1997 is shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                               Fixed Maturities Available for Sale
                                  Amortized                Market
                                   Cost                    Value
                                          (in thousands)
Due in one year or less......    $  5,475                  $  5,491
Due after one through
  five years.................      21,727                    22,612
Due after five through ten
  years......................      25,237                    26,213
Due after ten years..........      96,650                   100,457
Mortgage backed securities...     287,747                   299,689

     Total Fixed Maturities
     Available for Sale          $436,836                  $454,462

                            Fixed Maturities Held to Maturity
                            Amortized                  Market
                              Cost                     Value
                                      (in thousands)
Due in one year or less..... $   -0-                $   -0-
Due after one through
  five years................   2,503                   2,425
Due after five through ten
  years.....................     830                     807
Due after ten years.........
Mortgage backed securities..      79                      99

     Total Fixed Maturities
     Held to Maturity        $ 3,412                 $ 3,332

Proceeds from sales and maturities of investments in fixed maturities during 1997, 1996 and 1995 were approximately
$57,840,000, $53,888,000, and $47,316,000.  Gross gains of
approximately $293,000, $322,000, and $578,000 and gross losses of approximately $ 123,000, $100,000, and $22,000 were realized on those sales and maturities in 1997, 1996 and 1995, respectively.

Equity Securities

The change in net unrealized appreciation for equity securities was $2,601,000 and $780,000 for the years ended December 31, 1997 and 1996, respectively. Amounts as of December 31 were as follows:

                                           1997          1996
                                              (in thousands)
Unrealized appreciation                 $  4,543      $  1,946
Unrealized depreciation                      (11)          (15)
Net unrealized appreciation before tax      4,532        1,931
Less: Federal income tax                   (1,586)        (676)
Net unrealized appreciation              $  2,946     $  1,255

Net Investment Income

The components of net investment income are summarized as follows:

                                         Year Ended December 31,
                                         1997     1996          1995
                                             (in thousands)

Fixed maturities                       $46,570  $47,448  $49,329
Equity securities                           10       12       65
Other, including policy loans,
 real estate and mortgage loans         14,826   15,708   19,392
                                        61,406   63,168   68,786
Investment expenses                     (3,666)  (3,332)  (4,005)

Net investment income                  $57,740  $59,836  $64,781


Realized Gains and Losses

Net realized gains (losses) included in net investment income are summarized below:
                                         Year Ended December 31,
                                         1997     1996          1995
                                             (in thousands)

Fixed maturities available for sale     $  171      $  222   $  556
Equity securities                           (2)          1      (26)
Other investments                            6        (256)     (97)
                                           175          33      433
Income taxes                                61          12      152

Net realized gains                      $  114      $   21   $  281

Non-income producing investments

The carrying value of non-income producing investments were as follows as of December 31:
                                             1997          1996
                                                (in thousands)
Fixed maturities                            $  -0-       $   100
Mortgage loans                                  81            81
Total                                       $   81       $   181

Mortgage loans and invested real estate

The Company's mortgage loans and invested real estate are diversified by property type, location and issuer. Mortgage loans are collateralized by the related properties and such loans generally range from 15% to 80% of the property's value at the time the loan is made. No new mortgage loans were made during the three year period ended December 31, 1997.

Financial Industries Corporation

Equity securities includes a $4,709,251 investment, ($318,390 at cost), in 189,750 shares of common stock of Financial Industries
Corporation (FIC) (See Note 9). This represents 3.5% of FIC's outstanding common stock at December 31, 1997.

3. Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31, 1997 are as follows:
                                              Carrying   Fair
                                               Amount    Value
                                                (in thousands)
Financial assets:
Fixed maturities                                $457,849      $457,794
Policy loans                                      53,499        53,499
Mortgage loans                                    10,862        11,307
Short-term investments                           164,622       164,622
Cash and cash equivalents                       9,041            9,041
Notes receivable from affiliates                  53,792        53,792

                                              Carrying    Fair
                                               Amount     Value
                                                (in thousands)
Financial liabilities:
Deferred annuities                            $107,147 $106,420
Supplemental contracts                          11,826   11,317
Senior loans                                    10,964   10,964


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

Notes receivable from affiliates

The fair value is based on redemption value.

Senior loans

The fair value has been set at the price to call the debt.

Deferred annuities and supplemental contracts

The fair value of deferred annuities is estimated using cash surrender values. Fair values for supplemental contracts is estimated using a discounted cash flow analysis, based on interest rates currently offered on similar products.

4. Present Value of Future Profits of Acquired Business

An analysis of the present value of future profits of acquired businesses is as follows:

                                         1997           1996
                                              (in thousands)
Beginning balance                      $  45,240      $  48,606
Acquisition of insurance subsidiary        8,357            -0-
Accretion of interest                      3,786          4,401
Amortization                             (10,097)        (7,767)
Ending balance                         $  47,286      $  45,240

Amortization of the present value of future profits included in the consolidated statements of income is presented net of the accretion of interest.

The estimated amount of present value of future profits to be amortized net of interest accretion during each of the next five years is as follows:
                                           (in thousands)

                              1998             $ 5,366
                              1999             $ 3,472
                              2000             $ 3,063
                              2001             $ 2,755
                              2002             $ 2,403

5. Acquisition of Business

On July 9, 1997, ILCO and Investors-Indiana acquired State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for an adjusted cash purchase price of $11.8 million. The transaction was accounted for as a purchase business combination. Accordingly, the results of State Auto Life's operations are included in income from the date of the acquisition. The purchase price was allocated to the fair values of the assets and liabilities acquired including the present value of future profits disclosed in Note 4. Under the terms of the transaction, State Auto Life was merged into Investors-Indiana.

On February 14, 1995, the Company and Investors-NA completed the purchase of Meridian Life Insurance Company (MLIC), a life insurer domiciled in Indiana, from Meridian Mutual Insurance Company. Under the terms of the agreement, the Company acquired approximately 82% of the outstanding common stock of MLIC for $14 million. Investors-NA acquired the remaining 18% for $3 million. Immediately after finalizing the transaction, ILCO contributed its acquired shares to unassigned surplus of Investors-NA, resulting in MLIC being a wholly owned subsidiary of Investors-NA. ILCO's senior loan was increased by $15 million (through an amendment to the loan agreement) to fund its portion of the purchase price. Subsequent to the purchase, MLIC's name was officially changed to Investors Life Insurance Company of Indiana (Investors-Indiana). The transaction was accounted for as a purchase business combination. Accordingly, the results of Investors-Indiana's operations are included in income from the date of the acquisition. The purchase price was allocated to the fair values of the assets and liabilities acquired, including the present value of future profits disclosed in Note 4.

The pro forma unaudited results of operations for the year ended
December 31, 1995, assuming the acquisition of MLIC had been consummated as of the beginning of 1994, is as follows:

                                           Unaudited
                                             1995
                                      (in thousands, except
                                          per share data)

Total revenues                             $123,905
Net income                                 $ 10,391
Net income per share
 available to common shareholders:
Basic                                     $   2.49
Dilutive                                  $   2.39

6. Senior Loans

The Company's outstanding debt at December 31, 1997 and 1996 consists of a series of separate notes, each of which is payable to a member bank of a lending syndicate with principal payments beginning April 1, 1993 and a final payment on or before October 1, 1998. The balance of the notes was $10,964,000 and $24,944,000 at December 31, 1997 and 1996, respectively. Interest is payable at the Company's option based on (1) the managing bank's corporate base rate plus 1.25% declining to .5% as principal declines, or (2) LIBOR plus 2.5% declining to 1.75%. The rate in effect at December 31, 1997 and 1996 was 7.68% and 7.56%, respectively.

The obligations of the Company under the Senior Loans are secured by: (1) all of the outstanding shares of stock of Investors-NA, (2) a $15,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $5,206,224 as of December 31, 1997 and (3) a $140,000,000 surplus debenture of Investors-NA payable to the Company, which had an outstanding principal balance of $22,590,000 as of December 31, 1997. The obligations of the Company under the Senior Loans are guaranteed by FIC.

In February, 1995, the Company borrowed an additional $15 million under the Senior Loan to help finance the acquisition of Investors-IN, and the maturity date of the Senior Loan was further extended to July 1, 1999. As of December 31, 1995, the outstanding principal balance of ILCO's senior loan obligations was $59.4 million. In January, 1996, the Company made a scheduled payment of $4.5 million under its Senior Loan. In March, 1996, the Company made the scheduled payments for April 1st and July 1st, totaling $9 million. At that same time, the Company made a payment of $941,000, an additional payment under the terms of the loan applied to the principal balance. On April 1, 1996, an optional principal payment in the amount of $15 million was made, which resulted in advancing the scheduled payoff date of the Senior Loan to April 1, 1998. In July, 1996, the Company made the principal payment for October 1st ($4.5 million), plus an optional principal payment of $0.5 million. In connection with the acquisition of State Auto Life Insurance Company in July, 1997, the Senior Loan agreement was modified to extend the maturity date to October 1, 1998.

7. Income Taxes

The Company files consolidated federal income tax returns with its non-life subsidiaries. The Company's life insurance subsidiaries file a separate life consolidated federal income tax return. In accordance with the Company's tax allocation agreement, federal income tax expense or benefit is allocated to each member of the consolidated group as if each member were filing a separate return.

The U.S. federal income tax provision charged to continuing operations for the years ended December 31, was as follows:

                                         1997    1996    1995
                                             (in thousands)

Current tax provision                  $ 9,005  $10,227 $   945
Deferred tax provision                   2,057    4,278   4,824
  Total provision for income taxes     $11,062  $14,505 $ 5,769

Provision has not been made for state and foreign income tax expense since expense is minimal. Premium taxes are paid to various states where premium revenues are earned. Premium taxes are included in the statement of income as operating expenses.

The provision for income taxes does not differ from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to pre-tax income from continuing operations. Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:



                                    December 31,
                                  1997       1996
Deferred Tax Liability:            (in thousands)

Deferred policy acquisition
 costs                          $  5,773   $  4,989
Present value of future profits   13,689     11,715
Invested assets                      -0-        769
Net unrealized appreciation on
 marketable securities             7,755      1,497
Acquisition discounts on
 mortgages/policy loans            1,458      1,984
Reinsurance recoverable            6,212      3,268
Other taxable temporary
 differences                       1,547      2,876
Total deferred tax liability      36,434     27,098

Deferred Tax Asset:

Policy Reserves                    2,858      1,594
Net operating loss carry forward   1,465      1,512
Minimum tax credit                   300        300
Total deferred tax asset           4,623      3,406

     Net deferred tax liability $ 31,811   $ 23,692

Deferred federal income tax expense (benefit) of $6,258,000 and ($5,872,000) for 1997 and 1996, respectively, have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the balance of the deferred tax liability account. This increase or decrease in deferred tax liability has been recorded as a reduction or increase to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense included in net income from operations.

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of Investors-IN and Investors-NA was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as "policyholders' surplus accounts". Subject to certain limitations,"policyholders' surplus" is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in these accounts for Investors-NA and Investors-IN at December 31, 1997 and 1996 was $8,225,000 and $4,357,000, respectively. Federal income tax of $2,879,000 and $1,525,000 would be due if the entire balance is distributed at a tax rate of 35%.

The Company does not anticipate any transactions that would cause any part of the policyholders' surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 1997, Investors-NA and Investors-IN have approximately $120,000,000 and $12,200,000, respectively, in the aggregate in their shareholders' surplus accounts from which distributions could be made without incurring any federal tax liability.

At December 31, 1997, the Company and its non-life wholly-owned subsidiaries have net operating loss carryforwards of approximately $4.2 million.

At December 31, 1997, there were no IRS examinations in progress for the Company or its subsidiaries.

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

In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health insurance policies were assumed by a third party reinsurer. The transfer is effective as of July 1, 1997. These risks and contractual obligations were sold pursuant to, first, a coinsurance reinsurance agreement. Following applicable regulatory approvals, the reinsurer will assume the direct obligations of the companies, on an assumption reinsurance basis. The decision to dispose of this block of business was based on management's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of the subsidiaries. The sale permits the companies to focus on its primary business: life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6,327,504. In addition to the transfer of reserves, the life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums.

The amounts reported in the consolidated financial statements for reinsurance ceded are as follows:


                                            December 31,
                                        1997           1996
                                           (in thousands)

Future policy benefits                 $10,008        $ 7,314
Unearned premiums                        7,501          1,946
Other policy claims and benefits
 payable                                   240             76
Amounts recoverable on paid claims       2,684          2,787
Reinsurance receivables                $20,433        $12,123


                                       Year ended December 31,
                                    1997      1996        1995
                                          (in thousands)

Premiums                       $   10,438   $   7,962   $   8,568
Policyholder benefits and
 expenses                      $   15,286   $  14,712   $  14,404


9. Shareholders' Equity

The Company is controlled by Financial Industries Corporation ("FIC"), a life insurance holding company, through FIC's ownership of approximately 45% of the Company's outstanding common stock. FIC also holds options to purchase up to an additional 1,702,155 shares of the Company's authorized but unissued common stock at a price equal to the average market value during the six months preceding the exercise date. If all of these options were exercised at December 31, 1997, FIC would own approximately 60.84% of the issued and outstanding shares of the Company's common stock, assuming no other options or warrants held by other parties were exercised. These options will expire in October, 1998.

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

The Senior Loans described in Note 6 restrict the Company from paying any dividends on its common stock during their term.

Net income (before surplus debenture interest expense) and capital and surplus of Investors-NA as reported to insurance regulators and as determined in accordance with statutory accounting practices are as follows:


                                  Year Ended December 31
                              1997         1996         1995
                                      (in thousands)

Net Income                 $  25,925    $  33,068    $  23,810
Capital and Surplus        $  73,932    $  56,174    $  61,896

The insurance regulations of the state of Washington limit the amount an insurer may invest in the obligations of any one corporation to four percent of the insurer's statutory admitted assets. Investors-NA held $46,057,300 and $51,211,460 in subordinated notes issued by Family Life Corporation, a wholly-owned subsidiary of FIC, at December 31, 1997 and 1996, respectively.
This investment exceeds the limit on investments prescribed by the state of Washington by $2,606,560 and $8,787,303 at December 31, 1997 and 1996, respectively. Prior to the acquisition of these notes, Investors-NA received written approval from the Washington State Insurance Department for the inclusion of the full amount of these notes in its statutory admitted assets. At December 31, 1997 and 1996, this permitted practice increased statutory surplus by $2,606,560 and $8,787,303 over what it would have been under prescribed statutory accounting practices.

In 1988, the Company authorized the issuance of 10 million shares of Class C Preferred Stock, $1.00 par value. The Company is not permitted, under the provisions of the Senior Loan Agreements (See
Note 6), to issue any preferred stock except Class A and Class B issued in connection with the acquisition of the Investors Life Companies. The Company has reacquired the Class A and Class B Preferred Stock and holds the shares in treasury.


10. Retirement Plans and Employee Stock Plans

Retirement Plan

The Company maintains a retirement plan, ("ILCO Pension Plan"),
covering substantially all employees of the Company.   The plan is
a non-contributory, defined benefit pension plan, which covers each eligible employee who has attained 21 years of age and has completed one year or more of service. Each participating subsidiary company contributes an amount necessary (as actuarially determined) to fund the benefits provided for its participating employees.

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

The pension costs for all plans include the following components:

                                          1997             1996
                                            (in thousands)
Service cost-benefits earned
 during the period                     $   390          $   502

Interest cost on projected
 benefit obligation                        693              686

Return on plan assets                   (1,226)          (1,128)

Amortization                              (229)            (229)

Pension benefit                        $  (372)         $  (169)


The following summarizes the funded status of the plans at December
31:
                                          1997              1996
                                             (in thousands)

Actuarial present value of:
  Vested benefit obligation           $  (9,778)         $ (7,726)

  Accumulated benefit obligation      $  (9,968)         $ (7,914)

Projected benefit obligation          $ (11,162)         $ (8,936)

Plan assets at market value              15,681            15,322

Plan assets in excess of projected
  benefit obligations                 $   4,519          $  6,386

Unrecognized prior service cost       $    (698)         $   (926)

Unrecognized net loss (gain)          $     693          $ (1,317)

Prepaid pension expense               $   4,514          $  4,143


The significant assumptions for the plans are as follows:

The discount rate for projected benefit obligations was 7.75% in 1997 and 1996. The assumed long-term rate of compensation increases was 6.0% for 1997 and 1996. The long-term rate of return on plan assets was 8.0% for 1997 and 1996. Assumed expenses as a percentage of plan assets were 0% and 0.5% for 1997 and 1996, respectively.

Savings and Investment Plan

The Company maintains a Savings and Investment (401(k)) Plan that allows eligible employees who have met a one-year service requirement to make contributions to the Plan on a tax-deferred basis. A Plan participant may elect to contribute up to 16% of eligible earnings on a tax deferred basis, subject to certain limitations applicable to "highly compensated employees" as defined in the Internal Revenue Code. Plan participants may allocate contributions, and earnings thereon, between investment options selected by participants. The Account Balance of each Participant attributable to employee contributions is 100% vested at all times. Prior to January 1, 1990, the Company made matching contributions of up to 50% of the first 6% of eligible compensation contributed by the plan participants. Vesting of such Company contributions is based on number of years of service. The employer contributions were discontinued effective January 1, 1990.

During 1995, the Plan was amended to allow for the addition of Family Life Insurance Company (FLIC), a wholly-owned subsidiary of FIC, as a participating employer, thus allowing FLIC employees to participate in the Plan. The amendment did not affect the Plan's tax-qualified status.

In 1997, the Plan was amended to provide for a matching contribution by the Company. The match, which is in the form of shares of ILCO common stock, is equal to 100% of an eligible participant's elective deferral contributions, as defined in the Plan, not to exceed 1% of the participant's plan compensation. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter.

Employee Stock Ownership Plan

During 1979, the Company established an Employee Stock Ownership Plan and a related trust for the benefit of its employees. The Plan generally covers employees who have attained the age of 21 and have completed one year of service. Vesting of benefits to employees is based on number of years of service. No contributions were made to the Plan in 1997, 1996 or 1995. At December 31, 1997, the Plan had a total of 350,296 shares which are allocated to participants and no shares remain unallocated.

During 1995, the Plan was amended to allow for the addition of FLIC as a participating employer, thus allowing FLIC employees to participate in the Plan. The amendment did not affect the Plan's tax-qualified status.

Stock Option Plans

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans, which are described below accordingly. No compensation cost has been recognized by the Company in the accompanying income statement for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by FAS No. 123, the impact to the Company's net income would have been immaterial.

Under the Company's Incentive Stock Option Plan, options to purchase shares of the Company's common stock, at 100% of fair market value on the date of grant, have been granted to key employees. A total of 315,000 shares of the Company's common stock are currently reserved for issuance under this plan. As of December 31, 1997, options to purchase 327,850 shares have been granted since the plan's inception. As of December 31, 1997, 233,750 options have been exercised and 86,100 options have been terminated.

At December 31, 1997 there were no options remaining under the ISO Plan to purchase shares of the Company's common stock. The number of options exercised in 1997, 1996 and 1995 were 72,000, 9,500 and 11,000, respectively.

Under the Non-Qualified Stock Option Plan for certain officers, directors, agents and others, the Board of Directors is authorized to issue options to purchase up to 600,000 shares of the Company's common stock at 100% of the fair market value on the date of grant but in no case less than $3.33 per share. In 1988, options to purchase 330,000 shares were granted at a price of $3.33 per share. In 1991, options to purchase 50,000 shares were granted at prices ranging from $8.75 to $9.25. In 1992 and 1990 options to purchase 60,000 and 30,000 shares respectively, expired. In 1995, options to purchase 60,000 shares were granted at a price of $11.12 per share. These same options, along with 20,000 other options, were terminated in 1996. In 1997 42,000 shares were cancelled. There were no options granted in 1997 and 1996. The number of options exercised in 1997, 1996 and 1995 were 48,000, 48,000 and 48,000, respectively.


The following table summarizes activity under all Plans for each of the three years ended December 31, 1997:
                                             1995     Weighted
                                                       Average
                                           Shares     Exercise
                                           (000's)      Price
Outstanding at the
 beginning of the year                         383     $ 4.58
    Granted                                     60      11.12
    Exercised                                  (59)      3.67
    Canceled                                     0       0.00
Outstanding at the end of the year             384     $ 5.75

Options exercisable at year end                130     $ 4.70

Weighted average fair value of
 options granted during the year                60    $ 11.12

                                               1996   Weighted
                                                      Average
                                           Shares     Exercise
                                           (000's)    Price
Outstanding at the
 beginning of the year                         384    $ 5.75
    Granted                                      0      0.00
    Exercised                                  (58)     4.24
    Canceled                                   (80)    10.65
Outstanding at the end of the year             246    $ 4.50

Options exercisable at year end                120    $ 4.38

Weighted average fair value of
 options granted during the year                      $  -0-

                                               1997   Weighted
                                                      Average
                                           Shares     Exercise
                                           (000's)    Price
Outstanding at the
 beginning of the year                       246      $ 4.50
    Granted                                    0        0.00
    Exercised                               (120)       4.38
    Canceled                                 (42)       7.20
Outstanding at the end of the year            84      $ 3.33

Options exercisable at year end              -0-      $  -0-

Weighted average fair value of
 options granted during the year                      $  -0-

 As of December 31, 1997:                         Options
                                                Outstanding
                                               weighted-average
                               Number             remaining
    Range of                 Outstanding          contractual
exercise prices           December 31, 1997       Life (years)

 $ 3.33                         84,000              1 year

 $13.09                      1,702,155              1 year

    Range of             Weighted Average
exercise prices           Exercise price

 $ 3.33                       $ 3.33

 $13.09                       $13.09

   Range of            Number exercisable        Weighted average
Exercise prices         December 31, 1997         exercise price

 $ 3.33                          -0-                     -0-

 $13.09                          -0-                     -0-

In 1989 options to purchase 600,000 shares of the Company's common stock at $1.00 per share (as adjusted for the three for one stock split effective February 15, 1990) were granted by the Board of Directors to the Company's Chairman of the Board. These options became exercisable upon approval of the Board of Directors in annual installments of 150,000 shares each. The last installment was granted in 1992. In 1992, the chairman surrendered for cancellation 120,000 of these options. In October of 1993, the Company entered into an agreement with the Chairman, whereby the Chairman agreed to surrender all of his remaining common stock options between 1993 and 1996. Pursuant to this agreement, all remaining options were surrendered through December 31, 1996, (see Note 12).

11. Leases

The Company and its subsidiaries occupy office facilities under lease agreements which expire at various dates through 2005.
Certain office space leases may be renewed at the option of the Company.

Rent expense in 1997, 1996, and 1995 was $3,147,037, $2,466,679,
$2,531,085, respectively, under these lease agreements. Minimum annual future rentals are as follows:
                                              (in thousands)
                                             1998       1,758
                                             1999       1,670
                                             2000       1,670
                                             2001       1,670
                                             2002       1,424
                                      Thereafter        1,944
                                                     $ 10,136

12. Related Party Transactions


The obligations of the Company under the Senior Loan are guaranteed by FIC. FIC presently owns 1,966,346 shares of the company's Common Stock, constituting 45.43% of such shares outstanding, and holds options to acquire an additional 1,702,155 shares at the average bid price of such shares during the six-month period preceding the date of any such purchase. In the event that such options were to be fully exercised, the total number of the Company's shares owned by FIC would constitute 60.84% of the outstanding shares of the Company's Common Stock. As described in Note 6, the current Senior Loan of ILCO is scheduled to be fully repaid on October 1, 1998. Accordingly, unless ILCO s Senior Loan is extended, or ILCO otherwise incurs indebtedness which is guaranteed by FIC, FIC s rights under the 1986 option agreement would expire on October 1, 1998.


FIC Property Management, Inc., ("FIC Property"), a subsidiary of
FIC, conducted the leasing activities for the Bridgepoint Square properties previously owned by Investors-NA.

In connection with the December, 1997 sale of Bridgepoint Square Offices by Investors-NA and Family Life Insurance Company, FIC Realty Services, Inc., ("FIC Realty"), a subsidiary of FIC, received a commission in the amount of $156,000, of which $122,538 was paid by Investors-NA and $33,462 by Family Life. In connection with the 1996 sale of Austin Centre by Investors-NA, FIC Realty received a commission in the amount of $123,350 from Investors-NA.

As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a senior loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

On July 30, 1993, the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. The Company paid $38 million plus accrued interest to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993. The primary source of the funds used to prepay the subordinated debt was new subordinated loans totaling $34.5 million that FLC and another subsidiary of FIC obtained from Investors-NA. The principal amount of the new subordinated debt was payable in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the new debt are substantially the same as those of the $22.5 million subordinated loans that Investors-NA had previously made to FLC and that continue to be outstanding.

In June, 1996, the provisions of the notes from Investors-NA to FIC, Family Life Corporation ("FLC") and Family Life Insurance Investment Company ("FLIIC") were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the $1,977,119 principal balance of the note is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

The Company reimbursed FIC for rental expenses and certain other operating expenses incurred during 1997, 1996 and 1995 on behalf of the Company. The amount of such reimbursement was approximately
$822,000, $305,000 and $830,000, respectively.

All of the data processing needs of ILCO's and FIC's insurance subsidiaries are provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. The Company's insurance subsidiaries paid $3,010,110 and Family Life paid $824,425 to FIC Computer for data processing services provided during the year ended December 31, 1997.

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

ILCO received $14 million, $14 million, and $15 million from Family Life Insurance Company for direct costs incurred by ILCO on behalf of Family Life Insurance Company's operations in 1997, 1996 and 1995, respectively. Under an agreement between ILCO and Family Life all direct costs incurred on behalf of the other are to be reimbursed.

In October of 1993, the Company entered into an agreement with the Chairman, whereby the Chairman agreed to surrender all of his remaining common stock options for consideration of $6,847,000 (See
Note 10). Prior to entering into this agreement, the Company had accrued compensation expense related to these options of $4,225,000. Upon entering into the agreement, additional compensation was recorded totaling $2,622,000 for the year ended December 31, 1993 to increase total compensation to the surrender price. Accordingly, a liability was recorded for the unpaid portion of the agreement. Pursuant to this agreement, during 1993 the Chairman was paid $3,237,120 for cancellation of 240,000 of these options and during 1994 he was paid $997,520 for cancellation of 68,500 options and $379,143 for federal income tax reimbursement relating to the cancellation of options in 1993. During 1995, the Chairman was paid $836,582 for the cancellation in 1995 of options to purchase 50,000 shares of ILCO's Common Stock, $156,323 for the federal income tax reimbursement relating to the cancellation in 1994 of options to purchase 68,500 shares and $127,608 as the final payment relating to the cancellation in 1993 of options to purchase 240,000 shares. During 1996, the Company paid the Chairman: (i) $1,862,000 for the cancellation in 1996 of options to purchase 121,500 shares of the Company's common stock, plus interest at the rate of 8% per year on such amount for a one year period (for a total of $2,011,737); (ii) $120,700 for the federal income tax reimbursement relating to the cancellation in 1995 of options to purchase 50,000 shares of the Company's common stock; and (iii) $313,960 for the federal income tax reimbursement relating to the 1996 options cancellation. The federal income tax reimbursements are expensed in the period when they are incurred.



13. Commitments and Contingencies

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company.
Management believes that the resolution of such matters will not have a material impact on the financial statements.

14. Net Income Per Share

The following table reflects the calculation of basic and diluted earnings per share:

                                               December 31,
                                        1997       1996      1995
                                         (amounts in thousands,
                                         except per share amounts)
Basic:
  Net income available to
   common shareholders                 $20,540    $26,938  $10,714
  Weighted average common
   stock outstanding                     4,328      4,233    4,175

  Basic earnings per share             $  4.75    $  6.36  $  2.57

Diluted:
  Net income available to
   common shareholders                  $20,540    $26,938 $10,714
  Weighted average common
   stock outstanding                     4,328      4,233   4,175
  Common stock options                      88      1,993   2,049
  Repurchase of treasury stock             (47)    (1,785) (1,882)
  Common stock and common
   stock equivalents                     4,369      4,441   4,342

  Diluted earnings per share             $4.70      $6.07   $2.47


The options held by FIC to purchase ILCO stock were excluded from the 1997 diluted EPS calculation as they were antidilutive.

15. Quarterly Financial Data (unaudited)
      (in thousands, except per share amounts)

                                Three Months       Three Months
                                  Ended              Ended
                                 March 31,          June 30,
                               1997    1996      1997    1996

Net Operating Revenue       $27,401   $53,581 $28,555   $27,836

Net Income                  $ 2,700   $18,042 $ 2,942   $ 2,936


Basic earnings per share    $  0.64   $  4.31  $  0.68  $  0.70

Diluted earnings per share  $  0.61   $  3.89  $  0.67  $  0.66



                             Three Months       Three Months
                                 Ended              Ended
                               September 30,     December 31,
                              1997     1996      1997    1996

Net Operating Revenue      $ 29,306   $29,474 $42,421   $27,353

Net Income                 $  2,837   $ 2,973 $12,061   $ 2,987


Basic earnings per share   $   0.66   $  0.71   $ 2.79  $  0.70

Diluted earnings per share  $  0.62   $  0.70  $ 2.69   $  0.68




             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
               SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN
                           INVESTMENTS IN RELATED PARTIES
                              December 31, 1997
                          (in thousands of dollars)



Column A                           Column B  Column C  Column D

                                                       Amount at
                                                        Which
                                                       Shown in
                                                         the
                                                       Balance
Type of Investment                   Costs    Value     Sheet
Fixed maturities available for
 sale:
United States Government and
 government agencies and
 authorities                       $ 24,556 $ 25,825  $ 25,825
States, municipalities and
 political subdivisions               4,686    5,035     5,035
Corporate securities                119,847  123,913   123,913
Mortgage-backed securities          287,747  299,689   299,689

Total fixed maturities available
 for sale                           436,836  454,462   454,462

Fixed maturities held to maturity     3,412    3,332     3,412

Total fixed maturities              440,248  457,794   457,874

Equity securities:
Public utilities                          2        2         2
Banks, trust and financial
 institutions                            31      161       161
Industrial, miscellaneous and all
 other                                   18       30        30

Total equity securities                  51      193       193

Policy loans                         53,499   53,499    53,499
Mortgage loans                       10,862   11,307    10,862
Real estate                           1,300    1,300     1,300
Short term investments              164,622  164,622   164,622

Total investments                  $670,582 $688,715  $688,350

             INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
         SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                               BALANCE SHEETS
                         December 31, 1997 and 1996
                          (in thousands of dollars)




ASSETS                                      1997         1996

Short-term investments                   $    692     $  6,252

Cash and cash equivalents                      99          126

Subordinated debenture receivables
 from Investors Life Insurance
 Company of North America,
 due September 30, 1999                    27,796       38,546

Investments in and advances to
  subsidiaries                            128,305       91,601

Accounts receivable                         4,940        6,117

Property, plant and equipment, net            271          277

Other assets                                  493        1,022

  Total Assets                          $ 162,596    $ 143,941



             INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
         SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANTS
                          BALANCE SHEETS, continued
                         December 31, 1997 and 1996
                          (in thousands of dollars)


LIABILITIES AND SHAREHOLDERS' EQUITY           1997      1996
Liabilities:
Accounts payable and accrued expenses        $  2,570   $ 2,226
Senior loans                                   10,964    24,944
Deferred gain on sale of real estate              847       956
                                               14,381    28,126
Redeemable preferred stock:
 Class A preferred stock, $1 par value,
  shares authorized and issued                  5,000     5,000
 Class B preferred stock, $1 par value,
  shares authorized, and issued                15,000    15,000
                                               20,000    20,000
Redeemable preferred stock, repurchased
  and held as treasury stock                  (20,000)  (20,000)
                                                 -0-      -0-

Shareholders' Equity:

 Common stock, $.22 par value, 10,000,000
  shares authorized; 5,343,739 and 5,223,739
  shares issued, 4,331,335 and 4,232,829
  shares outstanding in 1997 and 1996,
  respectively                                  1,176     1,150
 Additional paid-in capital                     4,253     3,752
 Net unrealized appreciation of securities
  held by insurance subsidiaries                2,946     1,255
 Net unrealized gain (loss)
  on investments in fixed
  maturities available for sale held by
  insurance subsidiaries                       11,457     1,525
 Retained earnings (including $125,452 and
  $105,628 of undistributed earnings of
  subsidiaries at December 31, 1997 and 1996,
  respectively)                               129,237   108,697
                                              149,069   116,379
Common treasury stock, at cost, 687,644
  and 665,950 shares in 1997 and 1996            (854)     (564)
 Total Shareholders' Equity                   148,215   115,815
 Total Liabilities and Shareholders' Equity $ 162,596  $143,941

             INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
         SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT,
                       STATEMENTS OF INCOME, continued
                Years Ended December 31, 1997, 1996 and 1995
                          (in thousands of dollars)


                                1997          1996        1995
Revenues charged to
 subsidiaries:
 Interest income             $  3,345      $ 4,915    $  8,236
 Other income                     131          133         134
                                3,476        5,048       8,370

Operating expenses                958        2,513       1,779
Interest expense                1,417        2,613       5,469
                                2,375        5,126       7,248

Income (loss) from
 operations                     1,101          (78)      1,122
Federal income tax
 provision (benefit)              385          (27)        393
Net income (loss) before
 equity in undistributed
 earnings from subsidiaries
 extraordinary item and
 change in accounting
 principle                        716          (51)        729

Equity in undistributed
 earnings from subsidiaries    19,824       26,989       9,985

Net Income                   $ 20,540     $ 26,938    $ 10,714

             INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
              SCHEDULE II - CONDENSED STATEMENTS OF REGISTRANT
                     STATEMENT OF CASH FLOWS, continued
                          (in thousands of dollars)


                                       Year ended December 31,
CASH FLOWS FROM OPERATING              1997      1996      1995
 ACTIVITIES:
Net income                          $ 20,540  $ 26,938  $ 10,714
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Amortization of deferred gain on
 sale of real estate                    (109)     (110)     (109)
Unrealized appreciation
 of equity securities
 held by insurance subsidiaries        1,691       507       180
Decrease in accounts receivable        1,023       -0-        32
Increase in investment
 in and advances to subsidiaries     (26,618)  (26,284)  (21,748)
Increase (decrease) in accounts
 payable and accrued expenses            344    (3,067)      723
Decrease in other assets                 529     1,215       640
Other                                      6         2       (87)
Net Cash used in operating
 activities                           (2,594)     (799)   (9,655)
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Investments sold                       5,560       770     1,283
Net cash provided by
 investing activities                  5,560       770     1,283
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Repayment of debt                    (13,980)  (34,441)   (7,200)
Payment on subordinated debenture
 payable                                 -0-       -0-      (200)
Stock options exercised                  527       244       680
Purchase of treasury stock              (290)      -0-       -0-
Payment received on subordinated
 debenture receivable                10,750    34,289    14,960
  Net cash (used in) provided by
   financing activities               (2,993)       92     8,240
Net (decrease)increase in cash           (27)       63      (132)
Cash, beginning of year                  126        63       195
Cash, end of year                  $      99   $   126  $     63

             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                         SCHEDULE IV - REINSURANCE
            For the years ended December 31, 1997, 1996 and 1995
                          (in thousands of dollars)


                                         Ceded To     Assumed
                               Direct     Other       From Other
1997                            Amount    Companies   Companies

Life insurance in-force     $ 7,903,915  $1,636,371  $   59,009

Premium:
 Life insurance             $    23,670  $   10,035  $      114
 Accident-health insurance          809         403          37

Total                       $    24,479  $   10,438  $      151

1996

Life insurance in-force     $ 7,009,993  $1,112,318  $   18,481

Premium:
 Life insurance             $    16,863  $    8,164  $      100
 Accident-health insurance          948        (202)         31

Total                       $    17,811  $    7,962  $      131

1995

Life insurance in-force     $ 7,693,274  $  864,512  $    8,124

Premium:
 Life insurance             $    18,561  $    8,773  $      127
 Accident-health insurance        2,260        (205)         38

Total                       $    20,821  $    8,568  $      165


             INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                         SCHEDULE IV - REINSURANCE
            For the years ended December 31, 1997, 1996 and 1995
                          (in thousands of dollars)


                                            Percentage
                                Net        Of Amount
1997                           Amount        Assumed

Life insurance in-force      $6,326,553         .93%

Premium:
 Life insurance              $   13,749        0.83%
 Accident-health insurance          443        8.34%

Total                        $   14,192        1.07%

1996

Life insurance in-force      $5,916,156         .31%

Premium:
 Life insurance              $    8,799        1.15%
 Accident-health insurance        1,181        2.71%

Total                        $    9,980        1.33%

1995

Life insurance in-force      $6,836,886         .12%

Premium:
 Life insurance              $    9,915        1.24%
 Accident-health insurance        1,179        3.22%

Total                        $   11,694        6.84%



                                Exhibit Index

Exhibit            Page                Description
Number             Number


 3(a)                   Certificate of Incorporation of
                        InterContinental Life Corporation
                        filed May 22, 1969 and Amendments
                        thereto (2)

                             (i)  Amendment filed July 16, 1973

                             (ii) Amendment filed August 4, 1977

                             (iii)Amendment filed February 10, 1983

                             (iv) Amendment filed December 14, 1988

                             (v)  Amendment filed February 9, 1990

 3(b)                   By-laws of InterContinental Life
                        Corporation. (3)

 3(c)                   Articles of Incorporation of
                        InterContinental Life Corporation of
                        Texas. (15)

 3(d)                   Amendment to Articles of Incorporation
                        of InterContinental Life Corporation
                        of Texas. (15)

 3(e)                   By-Laws of InterContinental Life
                        Corporation of Texas. (15)

 3(f)                   Articles of Merger of InterContinental
                        Life Corporation and InterContinental
                        Life Corporation of Texas. (15)

 3(g)                   Plan and Agreement of Merger Between
                        InterContinental Life Corporation and
                        InterContinental Life Corporation of
                        Texas. (15)

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

10(aaaa) Amendment No. 2 dated December 12, 1996, effective June 12, 1996 to the note dated June 12, 1991 in the amount of $22.5 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America.
                             (14)

10(aaab)                     (i)  Amendment No. 1 dated December
                                  12, 1996, effective June 12, 1996
                                  to the note dated June 12, 1991
                                  in the amount of $2.5 million
                                  made by Financial Industries
                                  Corporation in favor of Investors
                                  Life Insurance Company of
                                  California.(14)

                             (ii) Amendment No. 1 dated December
                                  12, 1996, effective June 12, 1996
                                  to the "payment in kind"
                                  provisions of the note dated June
                                  12, 1991 in the amount of $2.5
                                  million made by Financial
                                  Industries Corporation in favor
                                  of Investors Life Insurance
                                  Company of North America. (14)

10(aaac) Amendment No. 1 dated December 12, 1996, effective June 12, 1996 to the note dated July 30, 1003 in the amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North
                             America.(14)

10(aaad) Amendment No. 1 dated December 12, 1996, effective June 12, 1996 to the note dated July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America. (14)

10(aaae) Amendment Agreement dated as of April 24, 1996 between Registrant and certain banks identified therein.(14)

10(aaaf) Waiver Agreement dated as of December 12, 1996 between Registrant and certain banks identified therein.(14)

10(aaag) Amendment Agreement dated December 12, 1996 to the Option Agreement by Financial Industries Corporation in favor of Investors Life Insurance Company of North America and Investors Life Insurance Company of California.
                             (14)

10(aaah)           Ex-9      Amendment and Waiver Agreement dated
                             as of March 31, 1997 among the
                             Registrant and certain banks
                             identified therein.

10(aaai)           Ex-19     Amendment and Waiver Agreement dated
                             as of December 9, 1997 among the
                             Registrant and certain banks
                             identified therein.

21                 Ex-25     Subsidiaries of the Registrant.

23                 Ex-26     Consent of Price Waterhouse, LLP.



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

 (5) Filed with Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference,

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

(14) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(15) Filed with Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.

Exhibit 10(aaah)
                     INTERCONTINENTAL LIFE CORPORATION
                      AMENDMENT AND WAIVER AGREEMENT

      This Amendment and Waiver Agreement (the "Agreement") is entered into as of March 31, 1997 by and among InterContinental Life
Corporation (the "Company"), the undersigned lenders (the "Lenders") and The First National Bank of Chicago, as agent for the Lenders (the "Agent").

                           W I T N E S S E T H :

      WHEREAS, the Company, the Lenders and the Agent are parties to that certain Amended and Restated Credit Agreement dated as of January 29, 1993 (as amended, the "Credit Agreement");

      WHEREAS, the Company, the Lenders and the Agent desire to amend the Credit Agreement in connection with the acquisition (the "State Auto Acquisition") by Investors Life'Insurance Company of Indiana ("Investors-NA") of State Auto Life Insurance Company ("State Auto"), as hereinafter set forth;

      WHEREAS, the Company has requested that the Lenders and Agent amend the Credit Agreement and waive compliance with certain provisions of the Credit Agreement in connection with (i) the State Auto Acquisition and (ii) the purchase in cash by the Company of 25,000 shares of its common stock for an amount per share equal to the existing market price (as quoted on the NASDAQ National Market System) at the time of such purchase, which shares of common stock, when acquired by the Company, shall be used solely by the Company to make a contribution to the InterContinental Life Corporation Employees Savings and Investment Plan (the "Plan") for allocation of matching contributions to participants under the Plan, all as hereinafter set forth;

      NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

1.   Defined Terms.     Capitalized terms used herein and not otherwise
defined herein shall have the meanings attributed to such terms in the Credit Agreement.

2. Amendment to Credit Agreement. The Credit Agreement is amended as follows:

      (a) All references to "Meridian" contained in the Credit Agreement and the Loan Documents (as defined in Section 7(a) below) shall be deleted and the term "Investors-IN" shall be inserted in lieu thereof;

      (b) Article I of the Credit Agreement is amended by deleting the definition of "Meridian" contained therein;


(c) Article I of the Credit Agreement is amended by inserting immediately before the definition of "Investors-NA" the following new definition:

      "Investors-IN" means Investors Life Insurance Company of
      Indiana (formerly known as Meridian Life Insurance Company prior to its name change to Investors Life Insurance Company of Indiana) , an Indiana corporation which became upon consummation of the Meridian Acquisition, and continues to be, a direct
      Wholly-owned Subsidiary of Investors-North America."

(d) Article I of the Credit Agreement is amended by inserting immediately after the definition of "Modified IRIS Tests" the following new definition:

      "Modified IRIS (Investors-IN) Tests" means the Modified IRIS Tests other than (i) the net change in capital and surplus test,
      (ii) the gross change in capital and surplus test, (iii) the change in premium test and (iv) the change in reserving ratio test."

(e) Article I of the Credit Agreement is amended by inserting immediately before the definition of "Statutory Capital" the following new definitions:

      "State Auto" means State Auto Life Insurance Company, an Ohio corporation which, upon consummation of the State Auto
      Acquisition, shall be merged with and into Investors-IN pursuant to which Investors-IN shall be the surviving corporation."

      "State Auto Acquisition" means the acquisition by Investors-IN of all of the capital stock of State Auto for an aggregate purchase price not to exceed $14 million."

(f) Section 2.3 (c) of the Credit Agreement is hereby amended to delete the reference to "July 1, 1999" contained in Section
      2.3(c) and to insert "October 1, 1998" in lieu thereof.

(g) Section 2.4 of the Credit Agreement is hereby amended to delete the entire paragraph (a) of Section 2.4 and to insert the following in lieu thereof:

      "(a) Intentionally omitted."

(h) Section 2.4(c) of the Credit Agreement is hereby deleted in its entirety and the following is inserted in lieu thereof:




                                    -2-

 "(c) On April 1, 1993, the Company shall make a mandatory payment on the Advances outstanding equal to $26,000,000. In addition, the Company shall make quarterly installments of principal set forth below payable on the first day of each calendar quarter beginning April 1, 1994:

                                            Aggregate
                             Quarterly      Payments
Period                       Payments       in Period

4/l/94-3/31/95               $4,500,000     $18,000,000
4/l/95-3/31/96               $4,500,000     $18,000,000
4/l/96-3/31/97               $4,500,000     $18,000,000
4/1/97                       $0             $0
7/l/97                       $2,000,000     $ 2,000,000
10/l/97-9/30/98              $3,700,000     $14,800,000
10/1/98                      $3,644,000     $ 3,644,000"

(i) Section 2.11 of the Credit Agreement is hereby amended to delete the reference to "July 1, 1999" contained in Section 2.11 and to insert "October 1, 1998" in lieu thereof.

(j) Section 6.4.1 of the Credit Agreement is hereby deleted in its entirety and the following is inserted in lieu thereof:

      "6.4.1. Adiusted Capital and Surplus. The Company will not permit at any time the total Adjusted Capital and Surplus of each of the Insurance Subsidiaries set forth below to be less than the amount(s) set forth below opposite the name of each such insurance Subsidiary:

                                    -3-
                                        Amount of Adjusted
Insurance Subsidiary                   Capital and Surplus

Investors-North America                $56,500,000

ILIC                                   $ 8,500,000

Investors-IN                           $ 7,000,000

provided, however, that if any of the mergers set forth below are consummated, the surviving entity shall maintain at all times total Adjusted Capital and Surplus at least equal to:

                                            Amount of Adjusted
Merger                                      Capital and Surplus

ILIC and Investors-North
America                                        $56,500,000


(1) Section 6.4.6 of the Credit Agreement is hereby deleted in its entirety and the following is inserted in lieu thereof:

      "6.4.6. IRIS Tests. Subject to the last sentence of this Section 6.4.6, the Company will cause its Insurance Subsidiaries to maintain at all times the NAIC ratios in respect of net gain to total income, investment yield, real estate to capital and surplus and surplus relief within the acceptable range prescribed by NAIC for at least 7 of the 10 Modified IRIS Tests in the case of ILIC and Investors-North America. Subject to the last sentence of this Section 6.4.6, the Company will cause Investors-IN to maintain the NAIC ratios in respect of net gain to total income, investment yield, real estate to capital and surplus and surplus relief within the acceptable range prescribed by NAIC (i) for at least 7 of the 10 Modified IRIS Tests at all times prior to the consummation of the State Auto Acquisition and at all times after March 31, 1998 and (ii) at all times during the period commencing on the date of consummation of the State Auto Acquisition and ending on March 31, 1998, for at least 4 of the 6 Modified IRIS (Investors-IN) Tests. Solely for purposes of computations under this Section, if any merger of Insurance Subsidiaries (including the merger of Investors-North America and Investors Life Insurance Company of California) occurs during the twelve month period preceding any date as of which compliance with this Section 6.4.6 is determined, such merger shall be deemed to have occurred immediately prior to the first day of such twelve month period."

3. Waiver re State Auto Acquisition. The Lenders hereby waive any violation of the Credit Agreement and any default created thereby attributable solely to the Company's breach of Section 2.4(c) of the Credit Agreement as in effect prior to the effectiveness of Section
2 hereunder by reason of the Company's failure to make the payment required by Section 2.4(c) of the Credit Agreement as in effect on the date hereof, such waiver to be effective only for the period commencing on March 31, 1997 and ending on the earlier of (x) the date on which all conditions precedent set forth in Section 5(a) hereof shall have been met (at which point Section 2 hereof shall be effective), and (y) either (1) April 30, 1997 if a definitive purchase agreement in connection with the State Auto Acquisition is not executed by Investors-IN prior to April 30, 1997 or (2) if it is ultimately determined that the State Auto Acquisition will not be consummated for any reason, then on the date of such determination (at which point for the purposes of this clause (y) the Company shall be required to make the payment set forth in Section 5(b) hereof); provided, however, the waiver set forth in this sentence shall only be effective if beginning on the date hereof the Company makes prepayments on the Advances in the amounts and on the dates called for by Section 2(h) of this Agreement prior to the occurrence of an event described by subclause (1) or (2) of this Section 3. The Lenders hereby further waive any violation of the Credit Agreement and any default created thereby attributable solely to the Company's breach of Section 6.13 of the Credit Agreement by reason of the merger of State Auto into Investors-IN. The Lenders further hereby waive any violation of the Credit Agreement and any Default created thereby attributable solely to the Company's breach of Section 6.16(b) of the Credit Agreement by reason of the State Auto Acquisition. The Lenders further hereby waive any violation of the Credit Agreement and any Default created thereby attributable solely to the Company's breach of Section 7.24 of the Credit Agreement by reason of the failure of Investors-NA (as successor To Standard) to make a prepayment of the Standard Surplus Debenture in the amount of $4,700,000 anticipated to be made on or before December 31, 1997, which amount and date were specified on the Compliance Certificate for the period ending December 31, 1996 pursuant to Section 6.4.2. The waivers set forth in this Section 3 are only applicable and shall only be effective in this specific instance and for the specific purpose for which made or given.

4.  Waiver re Purchase by the Company of its Common Stock.     The
Lenders hereby waive any violation of the Credit Agreement and any Default created thereby attributable solely to the Company's breach of Section 6. 11 of the Credit Agreement by reason of the purchase in cash by the Company of 25,000 shares of its common stock for an amount per share equal to the existing market price (as quoted on the NASDAQ National Market System) at the time of such purchase, so long as such shares of common stock, when acquired by the Company, shall be used solely by the Company to make a contribution to the Plan for allocation of matching contributions to participants under the Plan. The waiver set forth in this Section 4 is only applicable and shall only be effective in this specific instance and for the specific purpose for which made or given.

5. Conditions Precedent to Sections 2 and 3; Repayment if State Auto Acquisition not Consummated. (a) Sections 2 and 3 of this Agreement shall not become effective unless and until the Company has furnished, or caused to be furnished, to the Agent, with sufficient copies for each Lender, the following:

      (i) A consent from FIC, in the form of Exhibit A attached hereto.

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

      (iv) Evidence satisfactory to the Agent and its counsel that the State Auto Acquisition has been consummated.

      (b) In the event that a definitive purchase agreement in connection with the State Auto Acquisition is not executed by Investors-In prior to April 30, 1997 or in the event it ultimately determined that the State Auto Acquisition will not be consummated for any reason, then Sections 2 and 3 of this Agreement shall not become effective, and the Company shall promptly make a mandatory prepayment on the Advances in an amount equal to the difference of (i) prepayments that would have been required to have been paid by Section 2.4(c) of the Credit Agreement as in effect on the date hereof for the period commencing on the date hereof and ending on either April 30, 1997 or such determination date, whichever is applicable, minus
(ii) prepayments paid by the Company pursuant to the proviso contained in the first sentence of Section 3 hereof, together with all accrued interest thereon.

6. Conditions Precedent to Section 4. Section 4 of this Agreement shall not become effective unless and until the Company has furnished, or caused to be furnished, to the Agent, with sufficient copies for each Lender, the items required by clauses (i), (ii) and
(iii) of Section 5(a) hereof.

7.   Representation and Warranty.   The Company hereby
represents and warrants to the Lenders that after giving effect to the amendment and waivers herein contained (i) all of the representations and warranties contained in the Credit Agreement are true and correct as of the date hereof, (ii) no Default or Unmatured Default exists or is continuing and (iii) the Company has performed all the agreements on its part to be performed prior to the date hereof as set forth in the Credit Agreement.

8. Effectiveness of Amendment and Waivers. This Agreement shall become effective as of the date first above written upon receipt by the Agent of counterparts of this Agreement duly executed by the Company and the Required Lenders.

9.    Reference to and Effect on the Credit Agreement

      (a) Upon the effectiveness of Sections 2, 3 and 4 hereof, on or after the date hereof each reference in the Credit Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import and each reference to the Credit Agreement in the Notes and all other documents (the "Loan Documents") delivered in connection with the Credit Agreement shall mean and be a reference to the Credit Agreement as amended hereby.

      (b) Except as specifically amended above, all of the terms, conditions and covenants of the Credit Agreement and all other Loan Documents shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

      (c) The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the Lenders or the Agent under the Credit Agreement or any of the Loan Documents, or (ii) any

     Default  or  Unmatured  Default  under  the  Credit Agreement.

10. Costs, Expenses and Taxes. The Company agrees to pay on demand all costs and expenses of the Agent in connection with the preparation, execution and delivery of this Agreement, including the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto.

11. CHOICE OF LAW. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

12. Execution in Counterparts.     This Agreement may be executed in
any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

    IN WITNESS WHEREOF, the Company, the undersigned Lenders and the Agent have executed this Agreement as of the date first above written.

                                  INTERCONTINENTAL LIFE CORPORATION

                                  By: /s/ Roy F. Mitte

                                  Title:President


                                  THE FIRST NATIONAL BANK OF CHICAGO,
                                    Individually and as Agent

                                  By:  /s/

                                  Title:


                                  BARCLAYS BANK, PLC

                                  By:  /s/

                                  Title:


                                  FIRST UNION NATIONAL BANK OF NORTH
                                  CAROLINA

                                  By: /s/

                                  Title:


                                  FLEET NATIONAL BANK OF CONNECTICUT

                                  By: /s/

                                  Title:


                                  CORESTATES PHILADELPHIA  NATIONAL
                                  BANK N.A.

                                  By: /s/

                                  Title:

                     CONSENT OF GUARANTOR


Financial Industries Corporation, as guarantor under the Amended and Restated Guaranty dated January 29, 1993 (the "Guaranty") in favor of the Lenders party to the Amended and Restated Credit Agreement dated as of January 29, 1993 (as amended, the "Credit Agreement") hereby consents to the Amendment Agreement dated as of March 31, 1997 and hereby confirms and agrees that the Guaranty is, and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects.

This Consent is executed and delivered as of March 31, 1997.




                                  FINANCIAL INDUSTRIES CORPORATION


                                  By: /s/ Roy F. Mitte

                                  Title: Chairman, President and
                                         Chief Executive Officer

                          Exhibit 10(aaai)
                     INTERCONTINENTAL LIFE CORPORATION
                             WAIVER AGREEMENT


      This Waiver Agreement (the "Agreement") is entered into as of December 9, 1997 by and among InterContinental Life Corporation (the "Company"), the undersigned lenders (the "Lenders") and The First National Bank of Chicago, as agent for the Lenders (the "Agent").

                           W I T N E S S E T H :

      WHEREAS, the Company, the Lenders and the Agent are parties to that certain Amended and Restated Credit Agreement dated as of January 29, 1993 (as amended, the "Credit Agreement");

      WHEREAS, the Company, the Lenders and the Agent desire to waive compliance with certain provisions of the Credit Agreement specified herein in connection with the sale and transfer by ILIC and Investors
- North America of their respective accident, health and disability insurance policies issued in connection therewith (the "Transferred Policies") to United Teacher Associates Insurance Company ("United") pursuant to which, among other things, the Company shall make a cash payment of $1,050,000 to United, and United shall purchase, acquire, assume and reinsure the contractual obligations and risks under the Transferred Policies, all as set forth in (i) that certain Agreement for Insurance to be entered into by and among United, on the one hand, and Investors - North America, ILIC, and Family Life Insurance Company ("FLIC", and together with Investors - North America and ILIC, the "Transferee Companies"), on the other hand, the form of which is attached hereto as Exhibit A (the "Agreement for Reinsurance"), (ii) that certain Coinsurance Reinsurance Agreements to be entered into by and between United and each of the Transferee Companies, the form of which is attached hereto as Exhibit B (the "Coinsurance Agreement"), and (iii) that certain Assumption Reinsurance Agreement to be entered into by and among United and the Transferee Companies, the form of which is attached hereto as Exhibit C (the "Assumption Agreement", and together with the Agreement for Reinsurance and the Coinsurance Agreement, the "Transfer Agreements"), all as hereinafter set forth;

      WHEREAS, the Company, the Lenders and Agent desire to waive compliance with certain provisions of the Credit Agreement in connection with (i) the redomestication of ILIC from the State of New Jersey to State of Indiana, (ii) immediately after such redomestication, the merger of Investors-Indiana with and into ILIC, pursuant to which ILIC shall be the surviving entity, all of hereinafter set forth; and (iii) the cancellation by the Company of that certain loan in the amount of approximately $300,000 made by the Company in 1988 to the InterContinental Life Corporation Employee Stock Ownership Plan.

      NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

1.    Defined Terms.         Capitalized terms used herein and not
otherwise defined herein shall have the meanings attributed to such terms in the Credit Agreement.

2. Waiver. The Lenders hereby waive any violation of the Credit Agreement and any default created thereby attributable solely to the Company's breach of Section 6.4.7 of the Credit Agreement by reason of the fact United will undertake reinsurance obligations under the Transfer Agreements with respect to the Transferred Agreements at a time in which United is rated B+ by A.M. Best & Co.(and not A or better). The Lenders hereby further waive any violation of the Credit Agreement and any default created thereby attributable solely to the Company's breach of Section 6.5 of the Credit Agreement by reason of the fact that upon effectiveness of the transactions contemplated under the Transfer Agreements, Investors - North America and ILIC will no longer conduct business in the accident, health and disability insurance businesses. The Lenders hereby further waive any violation so and so forth of the Credit Agreement and any default created thereby attributable solely to the breach of Section 6.5 of the Credit Agreement by reason of the redomestication of ILIC from the State of New Jersey to the State of Indiana. The Lenders hereby further waive any violation of the Credit Agreement and any default created thereby attributable solely to the breach of Section 6.13 of the Credit Agreement by reason of the merger of Investors-Indiana with and into ILIC, pursuant to which ILIC shall be the surviving entity. The waivers set forth in this Section 2 are only applicable and shall only be effective in this specific instance and for the specific purpose for which made or given. The Lenders hereby further waive any violation of the Credit Agreement and any default created thereby attributable solely to the breach of Section 6.21 of the Credit Agreement by reason of the cancellation by the Company of that certain loan in the amount of approximately $300,000 made by the Company in 1988 to the InterContinental Life Corporation Employee Stock Ownership Plan.

3. Conditions Precedent to Section 2. Section 2 of this Agreement shall not become effective unless and until the Company has furnished, or caused to be furnished, to the Agent, with sufficient copies for each Lender, the following:

      (a) Fully executed copies of each of the Transfer Agreements, providing for the sale and transfer of the Transferred Policies to United and for the Cash Payment and containing substantially all of the other terms set forth in, and each substantially in the respective form of, Exhibit A, B and C attached hereto (except for those changes which, in the reasonable discretion of the Agent, do not adversely affect

                               -2-

      (i) the ability of the Company to perform its obligations under the Credit Agreement and (ii) the rights of the Agent and the Lenders under the Credit Agreement).

      (b) A consent from FIC, in the form of Exhibit D attached hereto.

      (b) Copies, certified by the Secretary or Assistant Secretary of the Company, of its Board of Directors resolutions authorizing the execution of this Agreement.

      (c) An incumbency certificate, executed by the Secretary or Assistant Secretary of the Company, which shall identify by name and title and bear the signature of the officers of the Company authorized to sign this Agreement, upon which certificate each Lender shall be entitled to rely until informed of any change in writing by the Company.

4. Representation and Warrantv. The Company hereby represents and warrants to the Lenders that after giving effect to the waivers herein contained (i) all of the representations and warranties contained in the Credit Agreement are true and correct as of the date hereof, (ii) no Default or Unmatured Default exists or is continuing-and (iii) the Company has performed all the agreements on its part to be performed prior to the date hereof as set forth in the Credit Agreement.

5.    Effectiveness of Waivers.   This Agreement shall become
effective as of the date first above written upon receipt by the Agent of counterparts of this Agreement duly executed by the Company and the Required Lenders.

6.    Reference to and Effect on the Credit Agreement.

      (a) Upon the effectiveness of Sections 2 hereof, on or after the date hereof each ref erence in the Credit Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import and each reference to the Credit Agreement in the Notes and all other documents (the "Loan Documents") delivered in connection with the Credit Agreement shall mean and be a reference to the Credit Agreement after giving effect to the waivers effected hereby.

      (b) Except as specifically waived above, all of the terms, conditions and covenants of the Credit Agreement and all other Loan Documents shall remain unaltered and in full force and effect and shall continue to be binding upon the Company in all respects and are hereby ratified and confirmed.

      (c) The execution, delivery and effectiveness of this Agreement shall not, except as expressly provided herein, operate as a waiver of (i) any right, power or remedy of the

                                -3-
     Lenders or the Agent under the Credit Agreement or any of the Loan Documents, or (ii) any Default or Unmatured Default under the Credit Agreement.

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

9. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by dif f erent parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

                                 -4 -

      IN WITNESS WHEREOF, the Company, the undersigned Lenders and the Agent have executed this Agreement as of the date first above written.

                                  INTERCONTINENTAL LIFE CORPORATION

                                  By:/s/ Roy F. Mitte
                                  Title: President

                                  THE FIRST NATIONAL BANK OFCHICAGO,
                                  Individually and as Agent

                                  By:/s/

                                  Title:


                                  BARCLAYS BANK, PLC

                                  By:/s/

                                  Title:


                                  FIRST UNION NATIONAL BANK

                                  By:/s/

                                  Title:


                                  FLEET NATIONAL BANK OF CONNECTICUT

                                  By:/s/

                                  Title:


                                  CORESTATES PHILADELPHIA NATIONAL
                                  BANK N.A.

                                  By:/s/

                                  Title:


                                -5-

                      CONSENT OF GUARANTOR


Financial Industries Corporation, as guarantor under the Amended and Restated Guaranty dated January 29, 1993 (the "Guaranty") in favor of the Lenders party to the Amended and Restated Credit Agreement dated as of January 29, 1993 (as amended, the "Credit Agreement") hereby consents to the Amendment Agreement dated as of December 9, 1997 and hereby confirms and agrees that the Guaranty is, and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects.

This Consent is executed and delivered as of December 9, 1997.




                                  FINANCIAL INDUSTRIES CORPORATION


                                  By: /s/ Roy F. Mitte

                                  Title: Chairman, President and
                                         Chief Executive Officer


                                 EXHIBIT 21

                         SUBSIDIARIES OF REGISTRANT

              Investors Life Insurance Company of North America

                 Investors Life Insurance Company of Indiana

                         ILG Securities Corporation

                            ILG Sales Corporation

                     InterContinental Growth Plans, Inc.

                    InterContinental Life Agency, Inc. *



       *Wholly-owned subsidiary of InterContinental Growth Plans, Inc.



                                 EXHIBIT 23


                     CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-71074) of InterContinental Life Corporation of our report dated March 27, 1998 appearing on page F-2 of this Form 10-K.




PRICE WATERHOUSE LLP
Dallas, Texas
March 27, 1998