Form 10-Q
period 1998-03-31
INTERCONTINENTAL LIFE CORP
filed 1998-05-15
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549




                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1998
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


Number of common shares outstanding ($.22 Par Value) at end of period: 4,344,085.


          INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                INDEX


                                                  Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
     March 31, 1998 and December 31, 1997............... 3

Consolidated Statements of Income
     For the three month periods ended
     March 31, 1998 and 1997............................ 5

Consolidated Statements of Cash Flows
     For the three month periods ended
     March 31, 1998 and 1997 ........................... 6

Notes to Consolidated Financial Statements.............. 8

Management's Discussion and Analysis of
     Financial Conditions and Results of Operations......10


PART II

Other Information........................................19

Signature Page...........................................21

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)



                                             March 31     Dec. 31
                                              1998          1997
                                           (Unaudited)
ASSETS
Investments:
Fixed maturities, at amortized cost
  (market value approximates
   $3,172 and $3,332)                      $    3,332   $    3,412
Fixed maturities available for sale,
  at market value (amortized cost of
       $446,162 and $436,836)                 461,562      454,462
Equity securities, at market value
  (cost approximates $338 and $369)             3,948        4,902
Policy loans                                   53,994       53,499
Mortgage loans                                 10,783       10,862
Invested real estate and other
  invested assets                               1,203        1,300
Short-term investments                        142,562      164,622
Total Investments                             677,384      693,059

Cash and cash equivalents                       9,614        9,041

Notes receivable from affiliates               52,256       53,792

Accrued investment income                       8,194        7,781

Agent advances and other receivables           15,219       11,362

Reinsurance receivables                        15,272       20,433

Property and equipment, net                     1,899        1,902

Deferred policy acquisition costs              29,511       28,621

Present value of future profits of
acquired businesses                            45,961       47,286

Deferred financing costs                           80          111

Other assets                                   13,974        7,929

Separate account assets                       465,033      440,336

Total Assets                               $1,334,397   $1,321,653




            The accompanying notes are an integral part of the
                    consolidated financial statements.

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)

                                            March 31      Dec. 31
                                              1998         1997
                                          (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and contractholder
deposit funds:
Future polilcy benefits                    $ 131,579     $ 131,720
Contractholder deposit funds                 522,211       525,135
Unearned premiums                                918         7,701
Other policy claims & beneifts
payable                                        6,640         7,078
                                             661,348       671,634
Other policyholders' funds                     3,167         3,093
Senior loans                                  10,964        10,964
Deferred federal income taxes                 31,036        31,811
Other liabilities                             18,610        20,299
Separate account liabilities                 462,787       438,090
Total Liabilities                          1,187,912     1,175,891

Commitments and Contingencies
Redeemable preferred stock:
Class A Preferred, $1 par value,
5,000,000 shares authorized and
  issued                                      5,000         5,000
Class B Preferred, $1 par value,
15,000,000 shares authorized and             15,000        15,000
  issued                                     20,000        20,000
Redeemable preferred treasury stock at
  cost, 20,000,000 shares                   (20,000)      (20,000)
                                                -0-           -0-

Shareholders' equity:
Common stock, $.22 par value,
10,000,000 shares authorized;
5,355,739 and 5,343,739 shares
issued,4,344,085 and 4,331,335 shares
outstanding in 1998 and 1997                  1,179         1,176
Additional paid-in capital                    4,291         4,253
Accumulated other comprehensive income       12,356        14,403
Retained earnings                           131,956       129,237
                                            149,782       149,069

Common treasury stock, at cost,
1,011,654 and 1,012,404 shares in
1998 and 1997, respectively                  (3,297)       (3,307)
Total Shareholders' Equity                  146,485       145,762
Total Liabilities and Shareholders'
Equity                                   $1,334,397    $1,321,653





            The accompanying notes are an integral part of the
                     consolidated financial statements.

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTH PERIODS
                       ENDED MARCH 31, 1998 and 1997
                     (in thousands of dollars, except
                            for per share data)
                                (unaudited)

                                              3 Months Ended
                                                March  31,


                                               1998       1997

Revenues:
Net premiums                               $   3,098   $  1,954
Net investment income                         13,955     14,621
Earned insurance charges                      10,297     10,217
Other                                            522        609
      Total                                   27,872     27,401

Benefits and expenses:
Policyholder benefits and expenses            10,356      9,394
Interest expense on contractholder
deposit funds                                  7,230      8,016
Amortization of present value of
future profits of acquired business            1,326      1,391
Amortization of deferred policy
acquision costs                                  448        522
Operating expenses                             4,054      3,489
Interest expense                                 275        435
      Total                                   23,689     23,247

Income from operations                         4,183      4,154

Provision for federal income taxes             1,464      1,454

Net Income                                 $   2,719   $  2,700

Net income per share

Basic:

Weighted average common stock outstanding      4,343      4,246

Basic earnings per share                   $    0.63   $   0.64

Diluted:

Common stock and common stock
equivalents                                    4,393      4,421

Diluted earnings per share                 $    0.62   $   0.61


            The accompanying notes are an integral part of the
                     consolidated financial statements.







            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS
                       ENDED MARCH 31, 1998 and 1997
                         (in thousands of dollars)
                                (unaudited)

                                           3 Months EndedMarch 31


                                              1998        1997




CASH FLOWS FROM OPERATING ACTIVITIES:



Net income                                 $   2,719   $   2,700
Adjustments to reconcile net income
to net cash (used in) provided by
operating activities:

Amortization of present value of future
profits of acquired businesses                 1,326       1,391

Amortization of deferred policy
  acquisition costs                              448         522

Depreciation                                     123         515


Financing costs amortized                         31         148
Changes in assets and liabilities:

Increase in accrued investment income           (413)       (492)

Decrease in agent advances and other
receivables                                     1,304       3,695

Policy acquisition costs deferred              (1,338)     (1,168)
Decrease in policy liabilities and
contract holder deposit funds                 (10,286)     (3,070)

Increase (decrease) in other
policyholders' funds                               74        (202)

Decrease in other liabilities                  (1,689)       (643)
Decrease in deferred federal income taxes        (775)     (2,771)
Increase in other assets                       (6,045)       (590)
Other, net                                     (1,187)      3,302
Net cash (used in) provided by
operating activities                        $ (15,708)    $ 3,337







            The accompanying notes are an integral part of the
                     consolidated financial statements.
            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS
                       ENDED MARCH 31, 1998 and 1997
                         (in thousands of dollars)
                                (unaudited)

                                           3 Months EndedMarch 31,


                                               1998        1997

CASH FLOWS FROM INVESTING ACTIVITIES


Investments purchased                      $ (25,589)  $  (9,852)

Proceeds from sales and maturities of
investments                                   18,107       8,035

Net change in short-term investments          22,060       2,804

Purchases & retirements of equipment, net        126        (512)

Decrease in notes receivable from
affiliates                                     1,536       1,536


Net cash provided by investing activities     16,240       2,011



CASH FLOWS FROM FINANCING ACTIVITIES:


Issuance of common stock                          41         232

Repayment of debt                                -0-      (4,580)

Net cash provided by (used in)
financing activities                              41      (4,348)

Net increase in cash and cash
  equivalents                                    573       1,000

Cash and cash equivalents,
  beginning of year                            9,041       3,313

Cash and cash equivalents, end of year     $   9,614    $   4,313





            The accompanying notes are an integral part of the
                     consolidated financial statements.



           INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP.

Acquisition of Subsidiary

In July 1997, ILCO through its subsidiary Investors Life Insurance Company of Indiana (Investors-IN), an indirect, wholly-owned subsidiary of ILCO, acquired State Auto Life Insurance Company, an Ohio based life insurer,for a cash purchase price of $11.8 million, subject to certain post-closing adjustments. The Company had $22.8 million in assets, $6 million in capital and surplus, total revenues of $7.9 million, and a good book of business. As part of the purchase agreement, State Auto was immediately merged with Investors Life of Indiana. The summary of operations of ILCO for the three months ended March 31, 1998 reflects State Auto's operations, as compared to the three months ended March 31, 1997 which does not include any income from State Auto.

New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standard (FAS) No. 130, " Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, other comprehensive income and its components including, as applicable, foreign currency income, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. Total comprehensive income for the three months ended March 31, 1998 and March 31, 1997 is $672 thousand and $(3.8) million, respectively.


           INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The following is a reconciliation of total accumulated other comprehensive income from December 31, 1997 to March 31, 1998 (in thousands):

                              Net
                              Unrealized
                              Gain on
                              Investments    Net            Total
                              In fixed       appreciation   accumulated
                              Maturities     (depreciation) other
                              Available      of equity      comprehensive
                              For sale       securities     income
Balance at
December 31, 1997            $ 11,457       $   2,946      $ 14,403
Current period
change                         (1,447)           (600)       (2,047)
Balance at
March 31, 1998               $ 10,010       $   2,346      $ 12,356


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

Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations:


For the three-month period ended March 31, 1998, InterContinental Life Corporation's ("ILCO") net income was $2,719,000(basic earnings of $ 0.63 per common share, or diluted earnings of $0.62 per common share) as compared to $2,700,000 (basic earnings of $0.64 per common share, or diluted earnings of $0.61 per common share) in the first three months of 1997. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were convereted or exercised. For the three month period ended
March 31, 1997, earnings per share have been restated to reflect the effect of FAS No. 128


                        Results of Operations

The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $3,848,535 for the three-month period ended March 31, 1998, as compared to $4,157,680 for the comparable period in 1997. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

For the three-month period ended March 31, 1998, the Company's income before federal income taxes was $4,183,000 on revenues of $27,872,000 as compared to income of $4,154,000, on revenues of $27,401,000 for the first three months of 1997.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the first three months of 1998 was $3.1 million, as compared to $1.95 million for the first three months of 1997. Reinsurance premiums ceded were $1.8 million for the first three months of 1998, as compared to $1.4 million in the first three months of 1997. The increase in premium income is primarily attributable to the inclusion of the business of State Auto Life Insurance Company. ILCO, through a subsidiary, acquired State Auto Life Insurance Company in July of 1997.

Earned insurance charges for the three-month period ended March 31, 1998 were $10.3 million, as compared to $10.2 million for the same period in 1997. This source of revenues is related to the universal life insurance and annuity book of business of Investors Life Insurance Company of North America ("Investors-NA").

Interest expense was $0.28 million for the first three months of 1998, as compared to $0.44 million for the first three months of 1997. The decrease is attributable to a reduction in the average principal balance of the senior loan from $20.5 million for the first quarter of 1997 to $11.0 million for the first quarter of 1998. The average rate of interest paid on the senior loan increased slightly - 7.73% for the first three months of 1998, as compared to 7.67% for the first three months of 1997.

As of March 31, 1998, the market value of the fixed maturities available for sale segment was $461.6 million as compared to an amortized cost of $446.2 million, or an unrealized gain of $15.4 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this unrealized gain will be realized in the future. The net of tax effect of this increase ($10.01 million at March 31, 1998) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

In December 1997, InterContinental Life Insurance Company ("ILIC"), an indirect subsidiary of the Company, transferred its domicile from New Jersey to Indiana. Following the completion of the redomestication, ILIC merged with Investors Life Insurance Company of Indiana (formerly known as Meridian Life Insurance Company and referred to as "Pre-Merger Investors-IN" for purposes of identifying the entity prior to the December, 1997 merger transaction described below), with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Invetors
Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. The redomestication, merger and name change was previously described in detail in the Company's Form 10-K for the year ended December 31, 1997.

For the three-month period ended March 31, 1998, the lapse rate with respect to universal life insurance policies decreased from the lapse rate experienced in the similar period in 1997. The rate for the 1998 period was 6.30%, as compared to 7.53% in the 1997 period. The lapse rate with respect to traditional (non-universal) life insurance policies increased slightly from the levels experienced in the first quarter of 1997. The rate for the three-month period ended March 31, 1998 was 8.93%, as compared to 8.15% in the similar period in 1997. The lapse rates experienced during these periods were within the ranges anticipated by management.

In July 1997, ILCO, through a subsidiary, acquired State Auto Life Insurance Company ("State Auto")for a cash purchase price of $11.8 million. As part of the transaction, State Auto was immediately merged into that subsidiary. The operations of ILCO for the three month period ended March 31, 1998 reflect State Auto's operations as compared to the three months ended March 31, 1997 which does not include any income from the operations of State Auto.


                   Liquidity and Capital Resources:

ILCO is a holding company whose principal assets consist of the common stock of Investors Life Insurance Company of North America and its subsidiary - Investors Life Insurance Company of Indiana (formerly known as InterContinental Life Insurance Company). ILCO's primary source of funds consists of payments under two Surplus Debentures from Investors-NA.

As of December 31, 1997, the outstanding principal balance of ILCO's senior loan obligations was $11.0 million due to the prepayment by the Company of a payment originally scheduled for the first quarter of 1998. As a result, the outstanding principal balance of ILCO's senior loan obligations was $11.0 million at March 31, 1998.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of March 31, 1998, the outstanding principal balance of the Surplus Debentures was $4.96 million and $18.34 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus
debenture.   As of  March 31, 1998, the statutory surplus of
Investors-NA was $71.9 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now,
from Investors-NA).   Washington's insurance code includes the
"greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of March 31, 1998, Investors-NA had earned surplus of $34.7 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $19.1 million at March 31, 1998.

ILCO's net cash flow provided by (used in) operating activities was $(15.7 million) for the three month period ended March 31, 1998, as compared to $3.3 million for the first three months of 1997.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                             Investments

As of March 31, 1998, the book value of the Company's investment assets totaled $677.4 million, as compared to $650.1 million as of March 31, 1997. Total assets as of March 31, 1998 ($1.33 billion) increased slightly from the level as of March 31, 1997 ($1.24 billion).

The level of short-term investments at March 31, 1998 was $142.6 million, as compared to $88.8 million at March 31, 1997.

Invested real estate and other invested assets decreased from $45.0 million at March 31, 1997 to $1.2 million as of March 31, 1998. The decrease in invested real estate and other assets and the corresponding increase in the level of short term investments is attributable to the sale by Investors-NA of its interest in the Bridgepoint Square Office property during the fourth quarter of 1997.

The fixed maturities available for sale portion of invested assets at March 31, 1998 was $461.6 million. The amortized cost of the fixed maturities available for sale segment as of March 31, 1998 was $446.2 million, representing a net unrealized gain of $15.4 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The Company's fixed maturities portfolio (including short-term investments), as of March 31, 1998, included a non-material amount (0.70% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. As of March 31, 1997, the comparable percentage was 1.01%. Of these non-investment grade investments, 0.10% are concentrated in the medium quality (or "3") category, with 0.60% receiving an NAIC rating of "4" (low quality) and none with a rating lower than "4".

The consolidated balance sheets of the Company as of March 31, 1998 include $52.3 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation ("FLC") and a $2.5 million loan from Investors-CA to Financial Industries Corporation ("FIC") - which loan is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) - and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above.

As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and Family Life Insurance Investment Company ("FLIIC") were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%,
(c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note ($1,977,119) is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

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

The Plan calls for a conversion of certain systems onto the Company's CK/4 System, a system which is designed to be Y2K compliant according to the representations of the vendor. Those systems which are not converted will be upgraded by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant.

As of March 31, 1998, the Company estimated that it had completed the necessary conversions and modifications on the administrative systems which process approximately 35% of the insurance policies for the Company and its subsidiaries. This included the conversion of the ALIS System (administering approximately 49,280 policies) to CK/4 in January of 1998. The TI System (administering approximately 5,244 policies) will be converted to CK/4 in late May, 1998, bringing the total to approximately 38%. The conversion of the Life 70 system (administering approximately 17,285 policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the LifeComm-B system which is responsible for the 19,205 policies assumed after the acquisition of State Auto Life Insurance Company is also scheduled for completion in April, 1999. The conversion of the LifeComm-A system (administering approximately 65,266 policies for Investors-NA) is now scheduled for completion in September of 1999. The modification of three non-material systems which administer 6,806 credit life policies, 2,514 group certificates and 15,938 industrial life policies are scheduled for completion in December of 1998, March of 1999 and June of 1999 respectively.

In 1997, FIC Computer Services - a subsidiary of FIC which provides data processing services to ILCO and its affiliates - purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. This hardware and software will be tested in 1998. The telephone system has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

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

The Statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, a company may disclose pro forma earnings per share amounts that would have resulted if it had applied the Statement in an earlier period. The Company adopted FAS No. 128 in its annual financial statements for the year ended December 31, 1997.

In June, 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Total comprehensive income is required to be reported in condensed interim financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company adopted FAS 130 effective January 1, 1998, with reclassification of financial statements for earlier years.

In June, 1997, the FASB issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS No. 131 requires that financial information be reported on the basis that it is used internally for evaluating performance. The Company adopted FAS No. 131 effective January 1, 1998 and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application. The adoption of FAS No. 131 did not have a material impact on the Company's results of operations, liquidity or financial position.

In February, 1998, the FASB issued FAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which revises current disclosure requirements for employers' pension and other retiree benefits. FAS No. 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS No. 132 effective January 1, 1998, with restatement of disclosures for earlier years. The adoption of FAS No. 132 did not have a material impact on the Company's results of operations, liquidity or financial position.

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


                           Subsequent Event

On April 17, 1998, ILCO and Investors-IN, an indirect, wholly-owned subsidiary of ILCO, entered into an agreement to acquire Grinnell Life Insurance Company ("Grinnell Life"), an Iowa domiciled life insurer, from Grinnell Mutual Reinsurance Company, subject to the approval of the relevant regulatory authorities. Under the terms of the transaction, Grinnell Life would be merged into Investors-IN. The Company anticipates that the closing of the transaction will occur during the second quarter of 1998.

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

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Form 10-K Annual Report of Registrant for the year ended December 31, 1997 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

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






Date:  May 15, 1998