Form 10-Q
period 1998-06-30
INTERCONTINENTAL LIFE CORP
filed 1998-08-14
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549




                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1998
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


Number of common shares outstanding ($.22 Par Value) at end of period: 4,368,835.













          INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                INDEX


                                                  Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
      June 30, 1998 and December 31, 1997............... 3

Consolidated Statements of Income
     For the three and six month periods ended
      June 30, 1998 and 1997............................ 5

Consolidated Statements of Cash Flows
     For the three and six month periods ended
      June 30, 1998 and 1997 ........................... 7

Notes to Consolidated Financial Statements.............. 11

Management's Discussion and Analysis of
     Financial Conditions and Results of Operations......13


PART II

Other Information........................................21

Signature Page...........................................23


            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)



                                           June 30,     Dec. 31,
                                              1998          1997
                                           (Unaudited)
ASSETS
Investments:
Fixed maturities, at amortized cost
  (market value approximates
   $2,511 and $3,332)                      $   2,492    $    3,412
Fixed maturities available for sale,
  at market value (amortized cost of
       $470,232 and $436,836)                488,243       454,462
Equity securities, at market value
  (cost approximates $338 and $369)             3,709        4,902
Policy loans                                   54,959       53,499
Mortgage loans                                 10,666       10,862
Invested real estate and other
  invested assets                               1,518        1,300
Short-term investments                        140,689      164,622
Total Investments                             702,276      693,059

Cash and cash equivalents                        9,620       9,041

Notes receivable from affiliates                50,719      53,792

Accrued investment income                        8,599       7,781

Agent advances and other receivables            24,182      11,362

Reinsurance receivables                         15,694      20,433

Property and equipment, net                      2,165       1,902

Deferred policy acquisition costs               30,496      28,621

Present value of future profits of
acquired businesses                             45,860      47,286

Deferred financing costs                            56         111

Other assets                                    12,548       7,929

Separate account assets                        464,219     440,336

Total Assets                               $ 1,366,434  $1,321,653

          The accompanying notes are an integral part of the consolidated financial statements.

           INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      (in thousands of dollars)

                                            June 30,     Dec. 31,
                                              1998         1997
                                                 (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and contractholder
deposit funds:
Future policy benefits                     $ 169,634     $ 131,720
Contractholder deposit funds                 516,851       525,135
Unearned premiums                              1,095         7,701
Other policy claims & benefits
payable                                        5,901         7,078
                                             693,481       671,634
Other policyholders' funds                     3,069         3,093
Senior loans                                   3,564        10,964
Deferred federal income taxes                 32,595        31,811
Other liabilities                             20,828        20,299
Separate account liabilities                 461,973       438,090
Total Liabilities                          1,215,510     1,175,891

Commitments and Contingencies
Redeemable preferred stock:
Class A Preferred, $1 par value,
5,000,000 shares authorized and
  issued                                      5,000         5,000
Class B Preferred, $1 par value,
15,000,000 shares authorized and
  issued                                     15,000        15,000
                                             20,000        20,000
Redeemable preferred treasury stock at
  cost, 20,000,000 shares                   (20,000)      (20,000)
                                                -0-           -0-

Shareholders' equity:
Common stock, $.22 par value,
10,000,000 shares authorized;
5,379,739 and 5,343,739 shares
issued,4,368,835 and 4,331,335 shares
outstanding in 1998 and 1997                  1,184         1,176
Additional paid-in capital                    4,365         4,253
Accumulated other comprehensive income       13,898        14,403
Retained earnings                           134,765       129,237
                                            154,212       149,069

Common treasury stock, at cost,
1,010,904 and 1,012,404 shares in
1998 and 1997, respectively                  (3,288)       (3,307)
Total Shareholders' Equity                  150,924       145,762
Total Liabilities and Shareholders'
Equity                                   $1,366,434    $1,321,653

          The accompanying notes are an integral part of the consolidated financial statements.

          INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTH PERIODS ENDED
                       JUNE 30, 1998 and 1997
         (in thousands of dollars, except for per share data)
                             (unaudited)

                                           3 Months Ended
                                              June  30,


                                               1998       1997

Revenues:
Net premiums                               $   2,666   $  2,806
Net investment income                         13,843     14,460
Earned insurance charges                      10,333     10,189
Other                                            685      1,100
      Total                                   27,527     28,555

Benefits and expenses:
Policyholder benefits and expenses             9,066      8,933
Interest expense on contractholder
deposit funds                                  7,772      7,950
Amortization of present value of
future profits of acquired business            1,619      1,581
Amortization of deferred policy
acquision costs                                  525        675
Operating expenses                             3,978      4,487
Interest expense                                 246        404
      Total                                   23,206     24,030

Income from operations                         4,321      4,525

Provision for federal income taxes             1,513      1,583

Net Income                                 $   2,808   $  2,942

Net income per share

Basic:

Weighted average common stock outstanding      4,369      4,321

Basic earnings per share                   $    0.64   $   0.68

Diluted:

Common stock and common stock
equivalents                                    4,545      4,421

Diluted earnings per share                 $    0.62   $   0.67


            The accompanying notes are an integral part of the
                     consolidated financial statements.


            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE SIX MONTH PERIODS ENDED
                          JUNE 30, 1998 and 1997
                     (in thousands of dollars, except
                            for per share data)
                                (unaudited)

                                           6 Months Ended
                                               June  30,


                                               1998       1997

Revenues:
Net premiums                               $   5,764   $  4,760
Net investment income                         27,798     29,081
Earned insurance charges                      20,630     20,406
Other                                          1,207      1,709
      Total                                   55,399     55,956

Benefits and expenses:
Policyholder benefits and expenses            19,422     18,327
Interest expense on contractholder
deposit funds                                 15,002     15,966
Amortization of present value of
future profits of acquired business            2,945      2,972
Amortization of deferred policy
acquision costs                                  973      1,197
Operating expenses                             8,032      7,976
Interest expense                                 521        839
      Total                                   46,895     47,277

Income from operations                         8,504      8,679

Provision for federal income taxes             2,977      3,037

Net Income                                 $   5,527   $  5,642

Net income per share

Basic:

Weighted average common stock outstanding      4,369      4,321

Basic earnings per share                   $    1.27   $   1.30

Diluted:

Common stock and common stock
equivalents                                    4,398      4,421

Diluted earnings per share                 $    1.26   $   1.28

            The accompanying notes are an integral part of the
                     consolidated financial statements.


            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTH PERIODS ENDED
                          JUNE 30, 1998 and 1997
                         (in thousands of dollars)
                                (unaudited)

                                           3 Months Ended
                                                June 30,


                                              1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:



Net income                                 $  2,808    $   2,942
Adjustments to reconcile net income
to net cash (used in) provided by
operating activities:

Amortization of present value of future
profits of acquired businesses                1,618        1,580

Amortization of deferred policy
  acquisition costs                             525          657
Net gain on sale of investments                 (76)         (66)

Depreciation                                     85          376


Financing costs amortized                        24          147





Changes in assets and liabilities:

Decrease in accrued investment income            280          383

Increase in agent advances and other
 receivables                                  (9,266)      (4,416)

Policy acquisition costs deferred             (1,510)      (1,105)
Decrease in policy liabilities and
  contract holder deposit funds               (6,778)      (9,006)

(Decrease) increase in other
 policyholders' funds                           (729)           5

(Decrease) increase in other liabilities      (1,678)      3,940
Increase in deferred federal income taxes        144       4,132
Decrease (increase) in other assets            5,166        (205)
Other, net                                    (1,157)     (3,609)
Net cash used in
operating activities                        $(10,544)  $  (4,245)







            The accompanying notes are an integral part of the
                     consolidated financial statements.

              INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)

                                           3 Months Ended
                                               June 30,


                                               1998        1997

CASH FLOWS FROM INVESTING ACTIVITIES


Investments purchased                      $  (1,183)  $  (5,098)

Proceeds from sales and maturities of
investments                                   17,355      13,310

Net change in short-term investments           1,873      (6,122)

Purchases & retirements of equipment, net       (389)       (374)

Decrease in notes receivable from
 affiliates                                    1,537       1,538


Net cash provided by investing activities     19,193       3,254



CASH FLOWS FROM FINANCING ACTIVITIES:


Issuance of common stock                          79         (65)

Purchase of subsidiary                        (1,322)        -0-
Repayment of debt                             (7,400)        -0-

Net cash used in
financing activities                          (8,643)        (65)

Net increase in cash and cash
  equivalents                                      6      (1,056)

Cash and cash equivalents,
  beginning of year                            9,614       4,313

Cash and cash equivalents, end of year     $   9,620    $  3,257








            The accompanying notes are an integral part of the
                     consolidated financial statements.


            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTH PERIODS ENDED
                          JUNE 30, 1998 and 1997
                         (in thousands of dollars)
                                (unaudited)

                                           6 Months Ended
                                                June 30,


                                              1998        1997





CASH FLOWS FROM OPERATING ACTIVITIES:



Net income                                 $   5,527   $   5,642
Adjustments to reconcile net income
to net cash (used in) provided by
operating activities:

Amortization of present value of future
profits of acquired businesses                 2,944       2,971

Amortization of deferred policy
  acquisition costs                              973       1,179
Net gain on sales of investments                 (76)        (66)

Depreciation                                     208         891


Financing costs amortized                         55         295





Changes in assets and liabilities:

Increase in accrued investment income           (133)       (109)

Increase in agent advances and other
 receivables                                  (7,962)       (721)
Policy acquisition costs deferred             (2,848)     (2,273)
Decrease in policy liabilities and
 contract holder deposit funds               (17,064)    (12,076)
Decrease in other
 policyholders' funds                           (655)       (197)
(Decrease) increase in other liabilities      (3,367)      3,297
(Decrease) increase in deferred federal
 income taxes                                   (631)      1,361
Increase in other assets                        (879)       (795)
Other, net                                    (2,344)       (307)
Net cash used in
operating activities                        $(26,252)     $ (908)







            The accompanying notes are an integral part of the
                     consolidated financial statements.


            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTH PERIODS ENDED
                           JUNE 30, 1998 and 1997
                         (in thousands of dollars)
                                (unaudited)

                                           6 Months Ended
                                              June 30,


                                               1998        1997

CASH FLOWS FROM INVESTING ACTIVITIES


Investments purchased                      $ (26,772)  $ (14,950)

Proceeds from sales and maturities of
investments                                   35,462      21,345

Net change in short-term investments          23,933      (3,318)

Purchases & retirements of equipment, net       (263)       (886)

Decrease in notes receivable from
 affiliates                                    3,073       3,074


Net cash provided by investing activities     35,433       5,265



CASH FLOWS FROM FINANCING ACTIVITIES:


Issuance of common stock                         120         167

Purchase of subsidiary                        (1,322)        -0-
Repayment of debt                             (7,400)     (4,580)

Net cash used in financing activities         (8,602)     (4,413)


Net increase in cash and cash
  equivalents                                    579         (56)

Cash and cash equivalents,
  beginning of year                            9,041       3,313

Cash and cash equivalents, end of year     $   9,620    $  3,257



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

                       Acquisition of Subsidiary

  In July 1997, ILCO through its subsidiary Investors Life Insurance Company of Indiana (Investors-IN), an indirect, wholly-owned subsidiary of ILCO, acquired State Auto Life Insurance Company, an Ohio based life insurer,for a cash purchase price of $11.8 million, subject to certain post-closing adjustments. The Company had $22.8 million in assets, $6 million in capital and surplus, total revenues of $7.9 million, and a good book of business. As part of the purchase agreement, State Auto was immediately merged with Investors Life of Indiana. The summary of operations of ILCO for the six months ended June 30, 1998 reflects State Auto's operations, as compared to the six months ended June 30, 1997 which does not include any income from State Auto.

   On June 30, 1998, ILCO, through a subsidiary, acquired Grinnell
   Life Insurance Company ("Grinnell Life") for a base purchase price of $16.4 million, subject to certain post-closing adjustments. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity. The operations of ILCO for the six-month period ending June 30, 1998 do not reflect the operations of Grinnell Life.

                    New Accounting Pronouncements

   In June 1997, the FASB issued Statement of Financial Accounting Standard (FAS) No. 130, " Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, other comprehensive income and its components including, as applicable, foreign currency income, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. Total comprehensive income for the six months ended June 30, 1998 and June 30, 1997 is $5.0 million and $5.6 million, respectively.




               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


               New Accounting Pronouncements, continued

   The following is a reconciliation of total accumulated other comprehensive income from December 31, 1997 to June 30, 1998 (in thousands):
                             Net unrealized
                             gain on
                             investments in    Net Appreciation  Total
                             fixed maturities  (depreciation)    accumulated
                             available         of equity         other
                             for sale          securities        comprehensive

Balance at December 31, 1997   $ 11,457          $   2,946      $  14,403
Current period change               250               (755)          (505)
Balance at June 30, 1998       $ 11,707          $   2,191      $  13,898


In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company adopted FAS 131 effective January 1, 1998, and comparative information for earlier years will be restated. This statement does not need to be applied to interim financial statements in the initial year of application. The adoption of FAS No. 131 did not have a material impact on the Company's results of operations, liquidity or financial position.

In February 1998, the FASB issued FAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS 132 effective January 1, 1998, with restatement of disclosures for earlier years. The adoption of FAS No. 132 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

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

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. The operations of the Company are not affected by the provisions of FAS No. 133.

Item 2.  Management's Discussion and Analysis of Financial


Conditions and Results of Operations:

For the six-month period ended June 30, 1998, InterContinental Life Corporation's ("ILCO") net income was $5,527,000 (basic earnings of $1.27 per common share, or diluted earnings of $1.26 per common share) as compared to $5,642,000 (basic earnings of $1.30 per common share, or diluted earnings of $1.28 per common share) in the first six months of 1997. Earnings per share are stated in accordance with the requirements of Financial Accounting Standard
(FAS) No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. For the six month period ended June 30, 1997, earnings per share have been restated to reflect the effect of FAS No. 128


                        Results of Operations

The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $9,331,000 at June 30, 1998, as compared to $10,027,000 at June 30, 1997. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

For the six-month period ended June 30, 1998, the Company's income before federal income taxes was $8,504,000 on revenues of $55,399,000 as compared to income of $8,679,000 on revenues of $55,956,000 for the same period in 1997.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the first six months of 1998 was $5.8 million, as compared to $4.8 million for the first six months of 1997. Reinsurance premiums ceded were $2.2 million for the first six months of 1998, as compared to $2.4 million in the first six months of 1997. The increase in premium income is primarily attributable to the inclusion of the business of State Auto Life Insurance Company. ILCO, through a subsidiary, acquired State Auto Life Insurance Company in July of 1997.

Earned insurance charges for the six-month period ended June 30, 1998 were $20.6 million, as compared to $20.4 million for the same period in 1997. This source of revenues is related to the universal life insurance and annuity book of business of Investors Life Insurance Company of North America ("Investors-NA").

Interest expense was $521,000 for the first six months of 1998, as compared to $839,000 for the first six months of 1997. The decrease is attributable to a reduction in the average principal balance of the senior loan from $20.5 million for the six month period ending June 30, 1997 to $9.1 million for the six month period ending June 30, 1998. The average rate of interest paid on the senior loan increased slightly - 7.65% for the first six months of 1998, as compared to 7.60% for the first six months of 1997.

As of June 30, 1998, the market value of the fixed maturities available for sale segment was $488.2 million as compared to an amortized cost of $470.2 million, or an unrealized gain of $18 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this unrealized gain will be realized in the future. The net of tax effect of this increase ($11.7 million at June 30, 1998) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

For the three-month period ended June 30, 1998, the lapse rate with respect to universal life insurance policies increased slightly from the lapse rate experienced in the similar period in 1997. The rate for the 1998 period was 7.95%, as compared to 7.92% in the 1997 period. The lapse rate with respect to traditional (non-universal) life insurance policies decreased from the levels experienced in the second quarter of 1997. The rate for the three-month period ended June 30, 1998 was 7.78%, as compared to 8.52% in the similar period in 1997. The lapse rates experienced during these periods were within the ranges anticipated by management.

In July 1997, ILCO, through a subsidiary, acquired State Auto Life Insurance Company ("State Auto Life") for a cash purchase price of $11.8 million. As part of the transaction, State Auto Life was immediately merged into that subsidiary. The operations of ILCO for the six month period ended June 30, 1998 reflect the operations of the acquired company, as compared to the six month period ended June 30, 1997 which do not reflect such operations.

On June 30, 1998, ILCO, through a subsidiary, acquired Grinnell Life Insurance Company ("Grinnell Life") for a base purchase price of $16.4 million, subject to certain post-closing adjustments. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity. The operations of ILCO for the six-month period ending June 30, 1998 do not reflect the operations of Grinnell Life.

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

As of December 31, 1997, the outstanding principal balance of ILCO's senior loan obligations was $11.0 million, which reflected the prepayment by the Company of the payment originally scheduled for January 1, 1998. A regular payment, in the amount of $3.7 million was made on April 1, 1998 and a prepayment of the July 1, 1998 installment, in the amount of $3.7 million, was made on June 30, 1998. As a result, the outstanding principal balance of ILCO's senior loan obligations was $3.6 million at June 30, 1998. The final installment on the senior loan obligation is due on October 1, 1998.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of June 30, 1998, the outstanding principal balance of the Surplus Debentures was $4.7 million and $14.9 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1998, the statutory surplus of Investors-NA was $69.1 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of June 30, 1998, Investors-NA had earned surplus of $35.6 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures in the amounts necessary to enable ILCO to service the Senior Loan for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law, the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $17.9 million at June 30, 1998.

ILCO's net cash flow provided by (used in) operating activities was $(26.2) million for the six month period ended June 30, 1998, as compared to $(0.9) million for the first six months of 1997.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                             Investments

As of June 30, 1998, the book value of the Company's investment assets totaled $702.3 million, as compared to $693.1 million as of December 31, 1997. Total assets as of June 30, 1998 ($1.37 billion) increased from the level at of December 31, 1997 ($1.32 billion).

The level of short-term investments at June 30, 1998 was $140.7 million, as compared to $164.6 million at December 31, 1997.

Invested real estate and other invested assets decreased from $48.5 million at June 30, 1997 to $1.5 million at June 30, 1998. The decrease in invested real estate and other invested assets and the corresponding increase in the level of short term investments as compared to the same period in 1997 is attributable to the sale by Investors-NA of its interest in the Bridgepoint Square Office property during the fourth quarter of 1997.

The fixed maturities available for sale portion of invested assets at June 30, 1998 was $488.2 million. The amortized cost of the fixed maturities available for sale segment as of June 30, 1998 was $470.2 million, representing a net unrealized gain of $18 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The Company's fixed maturities portfolio (including short-term investments), as of June 30, 1998, included a non-material amount (0.63% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. As of June 30, 1997, the comparable percentage was 0.93%. Of these non-investment grade investments,0.031% are of the medium quality (or "3") category, with 0.475% receiving an NAIC rating of "4" (low quality) and 0.126% with a rating of "5" ("lower quality"). The securities in category "5" represent a reclassification of existing investments.

The consolidated balance sheets of the Company as of June 30, 1998 include $50.7 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation ("FLC") and a $2.5 million loan from Investors-CA to Financial Industries Corporation ("FIC") - which loan is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) - and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above.

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

The Company has evaluated its centralized computer systems and has developed a plan to reach year 2000 compliance. A central feature of the Plan is to convert most of the centralized systems to a common system which is already in compliance with year 2000 requirements. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. Based on its intitial analysis, the Company expects that the cost of implementing and completing the Plan will result in a after-tax expense of approximately $510,000 for the three-year (1997 - 1999) conversion period.

The Plan calls for a conversion of certain systems onto the Company's CK/4 System, a system which is designed to be Y2K compliant according to the representations of the vendor. Those systems which are not converted will be upgraded by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant.

As of June 30, 1998, the Company estimated that it had completed the necessary conversions and modifications on the administrative systems which process approximately 38% of the insurance policies for the Company and its subsidiaries. This included the conversion of the ALIS System (administering approximately 49,280 policies) to CK/4 in January of 1998, and the TI System (administering approximately 5,244 policies) conversion to CK/4 which was completed the end of May, 1998. The conversion of the Life 70 system (administering approximately 17,285 policies for Investors-
IN) is scheduled for completion in April, 1999. The modification of the LifeComm-B system which is responsible for the 19,205 policies assumed after the acquisition of State Auto Life Insurance Company is also scheduled for completion in April, 1999. The conversion of the LifeComm-A system (administering approximately 65,266 policies for Investors-NA) is now scheduled for completion in September of 1999. The modification of three non-material systems which administer 6,806 credit life policies, 2,514 group certificates and 15,938 industrial life policies are scheduled for completion in December of 1998, March of 1999 and June of 1999 respectively.

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

In June, 1997, the FASB issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS No. 131 requires that financial information be reported on the basis that it is used internally for evaluating performance. The Company adopted FAS No. 131 effective January 1, 1998 and comparative information for earlier years will be restated. This statement does not need to be applied to interim financial statements in the initial year of application. The adoption of FAS No. 131 did not have a material impact on the Company's results of operations, liquidity or financial position.

In February, 1998, the FASB issued FAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which revises current disclosure requirements for employers' pension and other retiree benefits. FAS No. 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS No. 132 effective January 1, 1998, with the effect of such adoption to be reflected in year-end financial statements. The adoption of FAS No. 132 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

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

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. The operations of the Company are not affected by the provisions of FAS No. 133.

          INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

Part II.  Other Information

Item 1.  Legal Proceedings

The Company and Investors-NA are defendants in two lawsuits which were filed in Travis County, Texas in which the named plaintiffs allege that the universal life insurance policies sold to them by INA Life Insurance Company (a company which was merged into Investors-NA in 1992) utilized unfair sales practices. The named plaintiffs also seek a class action as to similarly situated individuals. A more detailed discussion of these lawsuits is contained in Part II, Item 1 Legal Proceedings of the Company's Form 10-Q for the three-month period ended March 31, 1998 and the Company's Form 10-K for the year ended December 31, 1997.

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of the Shareholders was held on May 19, 1998. The only matter submitted at the meeting to a vote of the Shareholders was the election of directors. All of the nominees were elected as directors. The nominees included one individual, Elizabeth Nash, who had not previously served as a director of the Company.

          The voting tabulation as to each nominee was as follows:

            Name                   In Favor       Withheld

          Bender, Robert           3,809,134      1,685
          Demgen, Jeffrey H.       3,809,139      1,680
          Fleron, Theodore A.      3,809,139      1,680
          Gilcrease, W. Lewis      3,802,107      8,712
          Grace, James M.          3,808,779      2,040
          Kosson, Richard          3,802,107      8,712
          Mitte, Roy F.            3,808,279      2,540
          Nash, Elizabeth          3,802,962      7,857
          Payne, Dr. Eugene E.     3,808,779      2,040
          Pruner, H. Gene          3,802,467      8,352
          Schmitt, Steven P.       3,809,139      1,680



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






Date: August 14, 1998