Form 10-Q
period 1998-09-30
INTERCONTINENTAL LIFE CORP
filed 1998-11-13
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1998
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


Number of common shares outstanding ($.22 Par Value) at end of period:.4,374,835

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                        Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
     September 30, 1998 and December 31, 1997................................3

Consolidated Statements of Income
     For the three and nine month periods ended
     September 30, 1998 and 1997.............................................5

Consolidated Statements of Cash Flows
     For the three and nine month periods ended
     September 30, 1998 and 1997.............................................7

Notes to Consolidated Financial Statements..................................11

Item 2. Management's Discussion and Analysis of Financial Conditions
     and Results of Operations..............................................13


Part II

Other Information...........................................................21

Signature Page..............................................................23

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                       Sept. 30,       Dec. 31,
                                                        1998             1997
                                                     (Unaudited)
ASSETS
Investments:
     Fixed maturities, at amortized cost
       (market value approximates $3,059
        and $3,332) ..............................     $    3,027     $    3,412
     Fixed maturities available for sale,
        at market value (amortized cost
        of $447,886 and $436,836) ................        470,015        454,462
     Equity securities, at market value
       (cost approximates $338 and $369) .........          2,681          4,902
     Policy loans ................................         55,011         53,499
     Mortgage loans ..............................         10,390         10,862
     Invested real estate and other
       invested assets ...........................          1,442          1,300
     Short-term investments ......................        164,275        164,622
                                                       ----------     ----------
         Total Investments .......................        706,841        693,059
Cash and cash equivalents ........................          8,410          9,041
Notes receivable from affiliates .................         49,182         53,792
Accrued investment income ........................          8,719          7,781
Agent advances and other receivables .............         24,067         11,362
Reinsurance receivables ..........................         16,314         20,433
Property and equipment, net ......................          2,566          1,902
Deferred policy acquisition costs ................         31,414         28,621
Present value of future profits of
acquired businesses ..............................         44,703         47,286

Deferred financing costs .........................            -0-            111
Other assets .....................................         12,969          7,929
Separate account assets ..........................        426,942        440,336
                                                       ----------     ----------
                  Total Assets ...................     $1,332,127     $1,321,653
                                                       ==========     ==========


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
                                                                              (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and contractholder
  deposit funds:
     Future policy benefits ...............................................   $   134,492    $   131,720
     Contractholder deposit funds .........................................       549,811        525,135
     Unearned premiums ....................................................         1,043          7,701
     Other policy claims & benefits payable ...............................         5,672          7,078
                                                                              -----------    -----------
                                                                                  691,018        671,634

     Other policyholders' funds ...........................................         3,065          3,093
     Senior loans .........................................................           -0-         10,964
     Deferred federal income taxes ........................................        33,959         31,811
     Other liabilities ....................................................        23,607         20,299
     Separate account liabilities .........................................       424,696        438,090
                                                                              -----------    -----------
         Total Liabilities ................................................     1,176,345      1,175,891
Commitments and Contingencies
Redeemable preferred stock:
Class A Preferred, $1 par value,
 5,000,000 shares authorized and issued ...................................         5,000          5,000
Class B Preferred, $1 par value
 15,000,000 shares authorized and issued ..................................        15,000         15,000
                                                                              -----------    -----------
Redeemable preferred treasury stock
 at cost, 20,000,000 shares ...............................................        20,000         20,000
                                                                              -----------    -----------
                                                                                  (20,000)       (20,000)
                                                                              -----------    -----------
                                                                                     -0-             -0-
Shareholders' equity:
  Common stock, $.22 par value, 10,000,000 shares
  authorized; 5,385,739 and 5,343,739 shares issued,
  4,374,835 and 4,331,335 shares outstanding in 1998
  and 1997 ................................................................         1,185          1,176
Additional paid-in capital ................................................         4,385          4,253
Accumulated other comprehensive income ....................................        15,906         14,403
Retained earnings .........................................................       137,593        129,237
                                                                              -----------    -----------
                                                                                  159,069        149,069
Common treasury stock, at cost, 1,010,904 and
   1,012,404 shares in 1998 and 1997, respectively ........................        (3,287)        (3,307)
                                                                              -----------    -----------
Total Shareholders' Equity ................................................       155,782        145,762
                                                                              -----------    -----------
Total Liabilities and Shareholders' Equity ................................   $ 1,332,127    $ 1,321,653




                          The accompanying notes are an
                              integral part of the
                             consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 and 1997
              (in thousands of dollars, except for per share data)
                                   (unaudited)


                                       3 Months Ended
                                        September 30,
                                      1998       1997

Revenues:
     Net premiums ................   $ 2,629   $ 3,581
     Net investment income .......    13,939    14,710
     Earned insurance charges ....    10,176    10,203
     Other .......................       525       812
                                     -------   -------
           Total .................    27,269    29,306
Benefits and expenses:
Policyholder benefits and expenses     8,604    10,269
Interest expense on contractholder
 deposit funds ...................     8,026     7,517
Amortization of present value of
 future profits of acquired
 business ........................     1,457     1,685
Amortization of deferred policy
 acquision costs .................       407       581
Operating expenses ...............     4,074     4,418
Interest expense .................       124       471
                                     -------   -------
           Total .................    22,692    24,941
Income from operations ...........     4,577     4,365
Provision for federal income taxes     1,748     1,528
                                     -------   -------

Net Income .......................   $ 2,829   $ 2,837
                                     =======   =======
Net income per share

Basic:

Weighted average common stock
 outstanding .....................     4,375     4,328
                                     -------   -------
Basic earnings per share .........   $  0.65   $  0.66
                                     =======   =======
Diluted:
Common stock and common stock
 equivalents .....................     4,400     4,486
                                     -------   -------
Diluted earnings per share .......   $  0.64   $  0.63
                                     =======   =======






                          The accompanying notes are an
                              integral part of the
                             consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 and 1997
                        (in thousands of dollars, except
                               for per share data)
                                   (unaudited)


                                             9 Months Ended
                                              September 30,
                                             1998       1997

Revenues:
     Net premiums .......................   $ 8,393   $ 8,341
     Net investment income ..............    41,737    43,791
     Earned insurance charges ...........    30,806    30,609
     Other ..............................     1,732     2,521
                                            -------   -------
      Total .............................    82,668    85,262
Benefits and expenses:
Policyholder benefits and expenses ......    28,026    28,596
Interest expense on contractholder
 deposit funds ..........................    23,028    23,483
Amortization of present value of
 future profits of acquired business ....     4,402     4,657
Amortization of deferred policy
 acquision costs ........................     1,380     1,778
Operating expenses ......................    12,106    12,394
Interest expense ........................       645     1,310
                                            -------   -------
      Total .............................    69,587    72,218
Income from operations ..................    13,081    13,044
Provision for federal income taxes ......     4,725     4,565
                                            -------   -------

Net Income ..............................   $ 8,356   $ 8,479
                                            =======   =======
Net income per share

Basic:

Weighted average common stock outstanding     4,375     4,328
                                            -------   -------

Basic earnings per share ................   $  1.91   $  1.96
                                            =======   =======

Diluted:

Common stock and common stock equivalents     4,400     4,367
                                            -------   -------

Diluted earnings per share ..............   $  1.90   $  1.94
                                            =======   =======




                          The accompanying notes are an
                              integral part of the
                             consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)


                                                 3 Months Ended
                                                  September 30,
                                                 1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income .................................   $ 2,829    $ 2,837
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Amortization of present value of
 future profits of acquired businesses .....     1,457      1,686
Amortization of deferred policy
 acquisition costs .........................       407        599
Net gain on sale of investments ............        76         66
Depreciation ...............................       113        478
Financing costs amortized ..................        56        132
Changes in assets and liabilities:
Decrease in accrued investment income ......      (120)      (142)
Increase in agent advances and other
 receivables ...............................    (4,631)       262
Policy acquisition costs deferred ..........    (1,325)    (1,205)
Decrease in policy liabilities and contract
 holder deposit funds ......................    (2,464)    (5,396)
Decrease in other  policyholders'
 funds .....................................        (4)       (37)
Increase in other liabilities ..............     5,807      2,888
Increase in deferred federal income taxes ..     2,050      3,947
Increase in other assets ...................    (4,138)      (103)
Other, net .................................     2,619       (315)
                                               -------    -------

Net cash provided by operating activities ..   $ 2,732    $ 5,697



                          The accompanying notes are an
                              integral part of the
                             consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)



                                                        3 Months Ended
                                                         September 30,
                                                      1998         1997
                                                     ------       -----
CASH FLOWS FROM INVESTING ACTIVITIES

Investments purchased ...........................   $    (52)   $ (3,074)
Proceeds from sales and maturities of investments     22,424       9,290
Net change in short-term investments ............    (23,586)      2,915
Purchases & retirements of equipment, net .......       (722)       (418)
Decrease in notes receivable from affiliates ....      1,537       1,537
                                                    --------    --------
Net cash (used in) provided by investing
 activities .....................................       (399)     10,250

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock ........................         21         358
Purchase of treasury stock ......................        -0-        (338)
Purchase of subsidiary ..........................        -0-     (11,688)
Repayment of debt ...............................     (3,564)     (2,000)
                                                    --------    --------
Net cash used in financing activities............     (3,543)    (13,668)
                                                    --------    --------

Net (decrease) increase in cash and cash
 equivalents ....................................     (1,210)      2,279
Cash and cash equivalents,  beginning of year ...      9,620       3,257
                                                    --------    --------
Cash and cash equivalents, end of year ..........   $  8,410    $  5,536
                                                    ========    ========




                          The accompanying notes are an
                              integral part of the
                             consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)


                                                  9 Months Ended
                                                   September 30,
                                                 1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ................................   $  8,356    $  8,479
Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities:
Amortization of present value of
 future profits of acquired businesses ....      4,402       4,657
Amortization of deferred policy
 acquisition costs ........................      1,380       1,778
Net gain on sales of investments ..........        -0-         -0-
Depreciation ..............................        321       1,369
Financing costs amortized .................        111         427
Changes in assets and liabilities:
Increase in accrued investment income .....       (253)       (251)
Increase in agent advances and other
 receivables ..............................    (12,593)       (459)
Policy acquisition costs deferred .........     (4,173)     (3,478)
Decrease in policy liabilities and contract
 holder deposit funds .....................    (19,528)    (17,472)
Decrease in other policyholders' funds ....       (659)       (234)
Increase in other liabilities .............      2,440       6,185
Increase in deferred federal income taxes .      1,419       5,308
Increase in other assets ..................     (5,017)       (898)
Other, net ................................     (1,072)       (622)
                                              --------    --------
Net cash (used in) provided by operating
 activities ...............................   $(24,771)   $  4,789




                          The accompanying notes are an
                              integral part of the
                             consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)


                                                        9 Months Ended
                                                         September 30,
                                                       1998        1997

CASH FLOWS FROM INVESTING ACTIVITIES

Investments purchased ...........................   $(25,402)   $(18,024)
Proceeds from sales and maturities of investments     57,810      30,635
Net change in short-term investments ............        347        (403)
Purchases & retirements of equipment, net .......       (985)     (1,304)
Decrease in notes receivable from affiliates ....      4,610       4,611
                                                    --------    --------
Net cash provided by investing activities .......     36,380      15,515

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock ........................        141         525
Purchase of treasury stock ......................        -0-        (338)
Purchase of subsidiary ..........................     (1,322)    (11,688)
Repayment of debt ...............................    (10,964)     (6,580)
                                                    --------    --------
Net cash used in financing activities ...........    (12,145)    (18,081)
                                                    --------    --------

Net (decrease) increase in cash and cash
 equivalents ....................................       (631)      2,223
Cash and cash equivalents,  beginning of year ...      9,041       3,313
                                                    --------    --------
Cash and cash equivalents, end of year ..........   $  8,410    $  5,536
                                                    ========    ========









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

Acquisition of Subsidiary

In July 1997, ILCO, through its subsidiary Investors Life Insurance Company of Indiana (Investors-IN), an indirect, wholly-owned subsidiary of ILCO, acquired State Auto Life Insurance Company, an Ohio based life insurer, for a cash purchase price of $11.8 million, subject to certain post-closing adjustments. The Company had $22.8 million in assets, $6 million in capital and surplus, total revenues of $7.9 million, and a good book of business. As part of the purchase agreement, State Auto was immediately merged with Investors Life of Indiana.

On June 30, 1998, ILCO, through a subsidiary, acquired Grinnell Life Insurance Company ("Grinnell Life") for a base purchase price of $16.4 million, subject to certain post-closing adjustments. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity.

New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standard (FAS) No. 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, other comprehensive income and its components including, as applicable, foreign currency income, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. Total comprehensive income for the nine months ended September 30, 1998 and September 30, 1997 is $9.9 million and $15.4 million, respectively.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

New Accounting Pronouncements, continued

The following is a reconciliation of total accumulated other comprehensive income from December 31, 1997 to September 30, 1998 (in thousands):

                                            Net unrealized   Net              Total
                                            gain on          appreciation     accumulated
                                            investments      (depreciation)   other
                                            in fixed         of equity        comprehensive
                                            maturities       securities       income
                                            available for
                                            sale

Balance at December 31, 1997                $ 11,457         $   2,946        $  14,403
Current period change                          2,927           (1,424)            1,503
                                             ---------       ----------        ----------
Balance at September 30, 1998               $ 14,384         $   1,522        $  15,906
                                            ========         =========        =========


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

In February 1998, the FASB issued FAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS 132 effective January 1, 1998, with the effect of such adoption to be reflected in year-end financial statements. The adoption of FAS No. 132 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

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

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not have significant investments in derivative financial instruments, the adoptions of FAS 133 does not have a material impact on the Company's results of operations, liquidity or financial position.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations:


For the nine-month period ended September 30, 1998, InterContinental Life Corporation's ("ILCO") net income was $8,356,000 (basic earnings of $1.91 per common share, or diluted earnings of $1.90 per common share) as compared to $8,479,000 (basic earnings of $1.96 per common share, or diluted earnings of $1.94 per common share) in the first nine months of 1997. Earnings per share are stated in accordance with the requirements of Financial Accounting Standard
(FAS) No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. For the nine month period ended September 30, 1997, earnings per share have been restated to reflect the effect of FAS No. 128


                              Results of Operations

For the three-month period ended September 30, 1998, the Company's income before federal income taxes was $4,577,000 on revenues of $27,269,000 as compared to income of $4,365,000 on revenues of $29,306,000 for the same period in 1997.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the first nine months of 1998 was $8.39 million, as compared to $8.34 million for the first nine months of 1997. Reinsurance premiums ceded were $2.5 million for the first nine months of 1998, as compared to $1.5 million in the first nine months of 1997. The increase in premium income is primarily attributable to the inclusion of the business of Grinnell Life Insurance Company. ILCO, through a subsidiary, acquired Grinnell Life Insurance Company in June of 1998.

Earned insurance charges for the nine-month period ended September 30, 1998 were $30.81 million, as compared to $30.61 million for the same period in 1997. This source of revenues is related to the universal life insurance and annuity book of business of Investors Life Insurance Company of North America ("Investors-NA").

Interest expense was $645,000 for the first nine months of 1998, as compared to $1.31 million for the first nine months of 1997. The decrease is attributable to a reduction in the average principal balance of the senior loan from $19.76 million for the nine month period ending September 30, 1997 to $7.3 million for the nine month period ending September 30, 1998. The average rate of interest paid on the senior loan decreased slightly - 7.63% for the first nine months of 1998, as compared to 7.66% for the first nine months of 1997. The final installment on the senior loan scheduled for October 1, 1998, was prepaid by the Company on September 30, 1998. Accordingly, the senior loan has been fully discharged effective September 30, 1998.

As of September 30, 1998, the market value of the fixed maturities available for sale segment was $470.0 million as compared to an amortized cost of $447.9 million, or an unrealized gain of $22.1 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this unrealized gain will be realized in the future. The net of tax effect of this increase ($14.4 million at September 30, 1998) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

For the three-month period ended September 30, 1998, the annualized lapse rate with respect to universal life insurance policies decreased slightly from the lapse rate experienced in the similar period in 1997. The rate for the 1998 period was 7.08 %, as compared to 7.54% in the 1997 period. The lapse rate with respect to traditional (non-universal) life insurance policies increased from the levels experienced in the third quarter of 1997. The annualized lapse rate for the three-month period ended September 30, 1998 was 8.67%, as compared to 8.05% in the similar period in 1997. The lapse rates experienced during these periods were within the ranges anticipated by management.



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

As of December 31, 1997, the outstanding principal balance of ILCO's senior loan obligations was $11.0 million, which reflected the prepayment by the Company of the payment originally scheduled for January 1, 1998. A regular payment, in the amount of $3.7 million, was made on April 1, 1998 and a prepayment of the July 1, 1998 installment, in the amount of $3.7 million, was made on June 30, 1998. The outstanding principal balance of ILCO's senior loan obligations was $3.6 million at June 30, 1998. The final installment on the senior loan obligation scheduled for October 1, 1998, was prepaid on September 30, 1998. As a result, the senior loan obligation of ILCO was fully discharged effective September 30, 1998.

Financial Industries Corporation ("FIC") currently owns, directly and indirectly through its subsidiary Family Life Insurance Company, 1,966,346 shares (approximately 45%) of ILCO's common stock. Prior to the discharge of ILCO's senior loan obligation, FIC held options to acquire an additional 1,702,155 shares of ILCO common stock. The options were granted under an option agreement between FIC and ILCO which was entered into in March, 1986 ("Option Agreement"). The Option Agreement provided that it continued in effect as long as FIC guaranteed indebtedness of ILCO. Since the senior loan was fully discharged by ILCO on September 30, 1998, FIC's rights under the Option Agreement expired on September 30, 1998.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of September 30, 1998, the outstanding principal balance of the Surplus Debentures was $4.4 million and $11.5 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1998, the statutory surplus of Investors-NA was $66.1 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from Standard Life (now, from Investors-NA). Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of September 30, 1998, Investors-NA had earned surplus of $37.5 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law, the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $17.4 million at September 30, 1998.

ILCO's net cash flow (used in) provided by operating activities was $(24.9) million for the nine month period ended September 30, 1998, as compared to $4.8 million for the first nine months of 1997. The change in the 1998 period is primarily attributable to the payment of Federal income taxes related to the sale of Bridgepoint Square in December, 1997, payments made in connection with the 1997 sale of the accident and health business and payments made for the purchase of Grinnell Life Insurance Company in June, 1998.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                   Investments

As of September 30, 1998, the book value of the Company's investment assets totaled $706.8 million, as compared to $693.1 million as of December 31, 1997. Total assets as of September 30, 1998 ($1.33 billion) increased from the level at of December 31, 1997 ($1.32 billion).

The level of short-term investments at September 30, 1998 was $164.3 million, as compared to $164.6 million at December 31, 1997.

Invested real estate and other invested assets decreased from $50.4 million at September 30, 1997 to $1.4 million at September 30, 1998. The decrease in invested real estate and other invested assets as of September 30, 1998 and the corresponding increase in the level of short term investments as compared to the same period in 1997 is attributable to the sale by Investors-NA of its interest in the Bridgepoint Square Office property during the fourth quarter of 1997.

The fixed maturities available for sale portion of invested assets at September 30, 1998 was $470.0 million. The amortized cost of the fixed maturities available for sale segment as of September 30, 1998 was $447.9 million, representing a net unrealized gain of $22.1 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The Company's fixed maturities portfolio (including short-term investments), as of September 30, 1998, included a non-material amount (0.59% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. As of September 30, 1997, the comparable percentage was 0.92%. Of these non-investment grade investments, 0.469% are of the low quality (or "4") category, with 0.117% receiving an NAIC rating of "5" ("lower quality"). The securities in category "5" represent a reclassification of existing investments.

The consolidated balance sheets of the Company as of September 30, 1998 include $49.2 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation ("FLC") and a $2.5 million loan from Investors-CA to Financial Industries Corporation ("FIC") - which loan is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) - and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above.

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

The Company has evaluated its centralized computer systems and has developed a plan to reach year 2000 compliance. A central feature of the Plan is to convert most of the centralized systems to a common system which is already in compliance with year 2000 requirements. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. Based on its initial analysis, the Company expects that the cost of implementing and completing the Plan will result in a after-tax expense of approximately $510,000 for the three-year (1997 - 1999) conversion period. For the nine month period ended September 30, 1998, the Company has incurred an after tax expense of approximately $129,000 in connection with the completion of the Plan. Between January 1, 1997 and September 30, 1998, the Company has expended approximately 55% of the three-year expected after-tax cost discussed above.

The Plan calls for a conversion of certain systems onto the Company's CK/4 System, a system which is designed to be Y2K compliant according to the representations of the vendor. Those systems which are not converted will be upgraded by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant.

As of September 30, 1998, the Company estimated that it had completed the necessary conversions and modifications on the administrative systems which process approximately 40% of the insurance policies for the Company and its subsidiaries. This included the conversion of the ALIS System (administering approximately 49,280 policies at the time of conversion) to CK/4 in January of 1998, and the TI System conversion (administering approximately 5,240 policies at the time of conversion) to CK/4 which was completed the end of May, 1998. The conversion of the Life 70 system (administering approximately 16,120 active policies for Investors-IN) is scheduled for completion in April, 1999. The modification of the LifeComm-B system which is responsible for the 19,205 policies assumed after the acquisition of State Auto Life Insurance Company is also scheduled for completion in April, 1999. The conversion of the LifeComm-A system (administering approximately 62,410 active policies for Investors-NA) is now scheduled for completion in September of 1999. The modification of three smaller systems which administer 3,686 active credit life policies, 2,668 active group certificates and 15,551 active industrial life policies are scheduled for completion in December of 1998, March of 1999 and June of 1999 respectively.

In 1997, FIC Computer Services - a subsidiary of FIC which provides data processing services to ILCO and its affiliates - purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. This hardware and software will be tested in 1998 and 1999. The telephone system has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

The Company also faces the risk that one or more of its external suppliers of goods or services ("third party providers") will not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. The Company has completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company has developed and forwarded a detailed questionnaire to such providers. As the responses to the questionnaires are received, the Company will evaluate the overall Y2K readiness of its third party provider relationships. However, the Company does not have sufficient information at the current time to determine whether the computer systems of its third party providers will be in compliance with the Y2K requirements as the year 2000 approaches.

With respect to non-centralized systems (i.e., desktop computers), the Company anticipates that updated software releases will be commercially available well in advance of the year 2000. Accordingly, to the extent that such systems rely on date sensitive information, the Company expects that the effort needed to correct for year 2000 problems will be less time intensive than the effort needed to achieve compliance for its centralized systems.

In the event that a major administrative system fails to operate properly due to the Y2K problem, or the Company does not complete the necessary systems conversions prior to January 1, 2000, the Company has developed a plan to respond to such a contingency. FIC Computer services has assigned certain personnel to be members of an emergency response team to resolve Y2K operations problems. Additionally, insurance policies would be administered manually if the necessary systems conversions were not completed prior to January 1, 2000, or subsequent Y2K operations problems persist. Manual policy administration would require additional personnel. If substantial additional personnel become necessary for manual policy administration, the training and salary expenses of such personnel could materially affect the Company's business and results of operations.

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

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not have significant investments in derivative financial instruments, the adoptions of FAS 133 does not have a material impact on the Company's results of operations, liquidity or financial position.


            Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Except for historical factual information set forth in this Management's Discussion and Analysis, certain statements made in this report are forward looking and contain information about financial results, economic conditions, Y2K risks and other risks and known uncertainties. The Company cautions the reader that actual results could differ materially from those anticipated by the Company, depending upon the eventual outcome of certain factors, including: (1) heightened competition for new business, (2) significant changes in interest rates, (3) adverse regulatory changes affecting the business of insurance and
(4) adverse changes in the Y2K readiness of the Company or its significant third party providers.


                                Subsequent Event

On October 29, 1998 Investors-NA purchased two (2) adjoining tracts of land located in Austin, Texas totalling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Prior to October 29, 1998, Investors-NA obtained preliminary approval of a site plan development proposal for these tracts. On October 29, 1998, A City of Austin Site Plan Development Permit ("Development Permit") for the aforesaid tracts was issued and released to Investors-NA. The Development Permit allows for the construction of seven office buildings totalling approximately 600,000 square feet, with asscociated parking, drives and related improvements.

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






Date: November 13, 1998