Form 10-K
period 1998-12-31
INTERCONTINENTAL LIFE CORP
filed 1999-03-31
CIK 50982

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1998

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

YES   X    NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 1999, based on the closing sales price in The Nasdaq Small-Cap Market ($16.75 per share), was $38,813,636.

As of March 15, 1999, Registrant had 4,394,706 shares of its Common Stock outstanding (excluding shares held in Treasury and not entitled to vote).

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

The Company is principally engaged, through its subsidiaries, in administering existing portfolios of life insurance policies and annuity products. Prior to the end of 1997, the life insurance subsidiaries also administered an in-force book of accident and health insurance business. In December, 1997, the life insurance subsidiaries entered into an agreement, effective as of June 30, 1997, with a third party insurer whereby the obligations under the accident and health insurance and the disability income business of the companies was assumed by the reinsurer. The arrangement provides for an initial period of reinsurance on a coinsurance basis, pending applicable approvals of the assumption arrangement.

The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents.

The Company is controlled by Financial Industries Corporation ("FIC"), a life insurance holding company, through FIC's ownership of approximately 45% of the Company's outstanding common stock. FIC, ILCO and their insurance subsidiaries have substantially identical managements, and a majority of the directors of ILCO are also directors of FIC and ILCO's and FIC's insurance subsidiaries. Officers allocate their time between ILCO and FIC in accordance with the comparative requirements of both companies and their subsidiaries. Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, the Company and their insurance subsidiaries, is the beneficial owner of approximately 29.54% of the outstanding shares of FIC's common stock. FIC owns Family Life Insurance Company, a Washington domiciled underwriter of mortgage protection life insurance.

The Company was organized in 1969 to be the publicly owned holding company for InterContinental Life Insurance Company ("ILIC"). The Company acquired Standard Life Insurance Company ("Standard Life") in 1986, Investors Life Insurance Company of California ("Investors-CA") and Investors Life Insurance Company of North America ("Investors-NA") in 1988, Meridian Life Insurance Company, renamed Investors Life Insurance Company of Indiana ("Investors-Indiana"), in February 1995, State Auto Life Insurance Company (via merger of that company into Investors- Indiana in 1997) and Grinnell Life Insurance Company (via merger of that company into Investors- Indiana in 1998).

Acquisitions

Strategy. The Company's strategy has been and continues to be to grow internally and through acquisitions, while maintaining an emphasis on cost controls. Management believes that, under appropriate circumstances, it is more advantageous to acquire companies with books of in-force life insurance than to produce new business, because initial underwriting costs have already been incurred and mature business is generally less likely to terminate, making possible more predictable profit analysis. However, the Company's insurance subsidiaries continue to market those products that are profitable, as well as develop new products and streamline distribution channels. See "Agency Operations". It is also management's belief that the continuing consolidation in the life insurance industry presents attractive opportunities for the Company to acquire life insurance companies that complement or fit within the Company's existing marketing structure and product lines. The Company's objective is to improve the profitability of acquired businesses by consolidating and streamlining the administrative functions of these businesses, eliminating unprofitable products and distribution channels, applying its marketing expertise to the acquired company's markets and agents, and benefitting from economies of scale. The Company's ability to make future acquisitions will be dependent on its being able to obtain the necessary financing. In addition, since FIC has the same acquisition strategy as ILCO, a conflict of interest could arise in the future between ILCO and FIC with respect to acquisition opportunities.

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

Acquisition of Grinnell Life. On June 30, 1998, ILCO, through a subsidiary, acquired Grinnell Life Insurance Company ("Grinnell Life") for an adjusted purchase price of $16.6 million. A portion of the purchase price ($12.37 million) was paid by way of a dividend to the seller immediately prior to the closing of the transaction; the balance of the purchase price was paid by ILCO's subsidiary. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity.

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

In December, 1997, ILIC transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 44 states. As of December 31, 1998, it had assets of $188 million and capital and surplus of $23.1 million.

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

The Company's centralized management techniques resulted in significant employee reductions and expense savings in the life insurance companies acquired by the Company. During 1998, the general insurance expenses of the Company's insurance subsidiaries on a statutory basis were $15,172,682, as compared to $15,574,265 in 1997 and $12,008,163 in 1996. The level of expenses for the year 1998 was affected by expenses incurred in connection with Year 2000 compliance (see the discussion under the caption "Data Processing"), as well as the expenses incurred in connection with the acquisition of Grinnell Life Insurance Company. The increase in 1997, as compared to 1996, resulted primarily from expenses incurred in connection with ILCO's acquisition of State Auto Life in July, 1997 and expenses related to the modification of data processing systems for Year 2000 compliance. Management is committed to maintaining the general insurance expenses of the Company's insurance subsidiaries at a level which will generate an acceptable level of profitability while maintaining the competitive pricing of their insurance products.

In June 1991, FIC acquired Family Life Insurance Company. Following the acquisition of Family Life by FIC, management integrated the sales, marketing, underwriting, accounting, contract and licensing, investments, personnel, data processing, home office support and other departments of Family Life and the life insurance subsidiaries of ILCO. Management believes this integration has resulted in cost savings for ILCO's insurance subsidiaries and Family Life. During 1992, the Company's insurance operations were centralized at the Company's headquarters in Austin, Texas, with the exception of certain services performed in Seattle, Washington. Management believes that relocating administrative functions to Austin has reduced costs and improved the efficiency of the insurance companies' operations. The number of employees within the Company and its subsidiaries (including employees who also perform administrative services for Family Life) was approximately 322 at December 31, 1998.

Principal Products

The Company's insurance subsidiaries are engaged primarily in administering existing portfolios of life insurance policies and annuity products. Approximately 80.6 % of the total collected premiums for 1998 were derived from renewal premiums on insurance policies and annuity products sold by the insurance subsidiaries prior to their acquisition by the Company.

The Company's insurance subsidiaries are also engaged in marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. These products are marketed through independent, non-exclusive general agents.

The products currently being distributed include several versions of universal life insurance, which provide permanent life insurance protection while crediting company-declared current interest rates to the cash value of the policy. The universal life insurance portfolio of the Company's insurance subsidiaries consists primarily of flexible premium universal life insurance policies. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the date of payment and frequency of payments.

Direct statutory premiums received from all types of universal life products were $38.9 million in 1998, as compared to $40.6 million in 1997, and $40.6 million in 1996. Investors-NA received reinsurance premiums from Family Life of $2.5 million in 1998, pursuant to the reinsurance agreement for universal life products written by Family Life. In 1998, premium income from all life insurance products was derived from all states in which the Company's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14 %), Ohio (8 %) and New Jersey (8 %).

The Company's insurance subsidiaries received premium income from health insurance policies. In 1998, premium income from all health insurance policies was $1.0 million as compared to $0.9 million in each of 1997 and 1996. Premium income from health insurance in 1998 was derived from all of the states in which those two insurance subsidiaries are licensed, with significant amounts derived from Illinois (22 %), New Jersey (16%) and Pennsylvania (15%). As described below, the health insurance business of the Company's subsidiaries is 100% reinsured with a third party reinsurer.

In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health insurance policies were assumed by a third party reinsurer. The transfer was effective as of July 1, 1997. These risks and contractual obligations were sold pursuant to, first, a coinsurance reinsurance agreement. Following applicable regulatory approvals, the reinsurer will assume the direct obligations of the companies, on an assumption reinsurance basis. The decision to dispose of this book of business was based on management's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of the subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6,327,504. In addition to the transfer of reserves, the life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums.

Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund"), a series fund which is managed by Putnam Investment Management, Inc. Prior to April, 1995, the underlying investment vehicle for the variable annuity contracts was the CIGNA Annuity Funds Group. A substitution of the Putnam Fund for the CIGNA Funds was completed in April, 1995. The plan of substitution was approved by the Securities and Exchange Commission. Following such approval, the plan was submitted to policyholders for approval, which was obtained. As of December 31, 1998, the assets held in the separate account were $51.3 million. During 1998, the premium income realized in connection with these variable annuity policies was $156,419, which was received from existing contract owners.

Investors-NA also maintains a closed variable annuity separate account, with approximately $21.6 million of assets as of December 31, 1998. The separate account was closed to new purchases in 1981, as a result of an IRS ruling which adversely affected the status of variable annuity separate accounts which invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

During 1997, ILCO's life companies expanded their marketing efforts in the fixed annuity market. Direct deposits from the sale of fixed annuity products were $6.1 million in 1998, as compared to $3.5 million in 1997, and $1.7 million in 1996. Investors-NA also received reinsurance premiums from Family Life of $1.7 million in 1998, pursuant to a reinsurance agreement for annuity products between Investors-NA and Family Life Insurance Company.

During the fourth quarter of 1998, Investors-NA developed a group deposit administration product, designed for use in connection with the funding of deferred compensation plans maintained by government employers under section 457 of the Internal Revenue Code. The company has established a marketing relationship with a third-party administrator based in San Antonio, Texas, which has established relationships with school districts in Texas. The company anticipates that enrollments will commence during the second quarter of 1999.

The following table sets forth, for the three years ended December 31, 1998, the combined premium income and other considerations received by the Company's insurance subsidiaries from sales of their various lines of insurance.


                                             Year Ended December 31,
Type of Insurance Premium                    1998          1997           1996
                                        (In thousands)
Individual:
Life ..............................      $ 10,528       $ 10,163       $  8,780
Accident & Health .................           994            792          1,035

Total Individual Lines ............        11,522         10,955          9,815

Group:
Life ..............................         2,323          2,639          2,018
Accident & Health .................            11             40              0

Total Group Lines .................         2,334          2,679          2,018

Credit:
Life ..............................           (21)           (27)           (85)
Accident & Health .................            (3)            14            (57)

Total Credit Lines ................           (24)           (13)          (142)

Total Premium .....................        13,832         13,621         11,691
Reinsurance Premiums Ceded ........        (2,942)        (2,590)        (1,711)

    Total Net Premium .............        10,890         11,031          9,980

Amount Received on
Investment Type Contracts .........        48,739         47,862         47,135

     Total Premiums and
    Deposits Received .............      $ 59,629       $ 58,893       $ 57,115


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

The investment objective of the Company's insurance subsidiaries emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. At December 31, 1998, only 1.5% of the Company's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 0.3% of the Company's total assets at December 31, 1998. The Company had investments in debt securities of affiliated corporations aggregating approximately
 $47.6 million as of December 31, 1998.

Investments in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $212.1 million and mortgage-backed pass-through securities of $32.1 million at December 31, 1998. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 42.6% of the book value of the Company's mortgage-backed securities at December 31, 1998, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 37.8% and sequential and support classes represented approximately 34.6% of the book value of the Company's mortgage-backed securities at December 31, 1998. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company did not make additional investments in CMOs during 1998, and the current investment objectives of the Company do not contemplate additions to the portfolio of CMO investments during 1999.

The Company does not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

The Company does not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At December 31, 1998, 0.8% of the total book value of mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure. During 1998, none of the Company's mortgage loans were converted to foreclosed real estate or were restructured while the Company owned them.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participation. These categories accounted for approximately 0.4% of the Company's invested assets at December 31, 1998.

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

In October, 1998, Investors-NA purchased two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors-NA has obtained approval of a site plan development proposal for these tracts. The development permit provides for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. The initial phase of the project ("Phase One") will consist of two office buildings, associated parking and the infrastructure for the entire project. Construction on Phase One began during the first quarter of 1999.

The Company has established and staffed an investment department, which manages portfolio investments and investment accounting functions for ILCO's life insurance subsidiaries.

Agency Operations

ILCO's insurance subsidiaries collectively market through the "Investors" distribution system. Independent non-exclusive agents, general agents and brokers are recruited nation-wide to sell the products. Such agents and brokers also sell insurance products for companies in competition with ILCO's insurance subsidiaries. In order to attract agents and enhance the sale of its products, the Company's insurance subsidiaries pay competitive commission rates and provide other sales inducements. The Investors sales distribution system is presently concentrating its efforts on the promotion and sale of universal life, term life and fixed annuity products.

Marketing and sales for all of the Company's insurance subsidiaries are directed by the Executive Vice President of Marketing and Sales. The Senior Vice President for Investors Sales directs Regional Vice Presidents who are responsible for the recruitment and maintenance of the general agents and managing general agents for individual insurance sales. Beginning in 1999, the Company will implement a plan to restructure the compensation arrangements for Regional Vice Presidents, so as to emphasize the role of personal production by the RVPs.

Data Processing

Since December, 1994, the data processing needs of ILCO's and FIC's insurance subsidiaries have been provided to ILCO's and FIC's Austin, Texas and Seattle, Washington facilities by FIC Computer Services, Inc., a subsidiary of FIC. See
Item 13 - Certain Relationships and Related Transactions with Management.

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

Under the Plan, FIC Computer Services, Inc. will utilize its own personnel, acquire Y2K compliant operating software, and engage the assistance of outside consultants to facilitate the systems conversions and modifications. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. The Company has increased the budget for the implementation and completion of the Plan from the prior years estimate. As of December 31, 1997, the Company had budgeted approximately $470,000 for implementing the Plan. Based on its current analysis, the Company expects that the cost of implementing and completing the Plan will result in an after-tax expense of approximately $587,000 for the three-year (1997 - 1999) conversion period. For the twelve month period ended December 31, 1998, the Company has incurred an after tax expense of approximately $158,000 in connection with the completion of the Plan. Between January 1, 1997 and December 31, 1998, the Company has expended approximately 50.7% of the three-year expected after-tax cost discussed above. In the event that the Plan does not achieve full compliance by the target dates, or if unforeseen matters involving Y2K appear before or after January 1, 2000, the Company will utilize the staff of FIC Computer Services, Inc. to identify and resolve such issues as and if they arise.

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

As of March 1, 1999, FIC Computer Services, Inc. estimated that it had completed the necessary conversions and modifications on the administrative systems which process approximately 66 % of the insurance policies for the Company and its subsidiaries. This included the conversion of the ALIS System (administering approximately 42,000 active policies) to CK/4 in February, 1998, the System 38 (administering approximately 9,400 active policies) conversion in January, 1997, the TI System (administering approximately 5,240 active policies) conversion to CK/4 in July, 1998 and the conversion of the Lifecomm-B system (which is responsible for approximately 18,000 policies assumed after the acquisition of State Auto Life) in February,1999. The conversion of the Life 70 system (administering approximately 16,120 active policies for Investors-IN) is scheduled for completion in May, 1999. The conversion of the Lifecomm-A system (administering approximately 62,410 active policies for Investors-NA) is scheduled for completion in September of 1999. The modification of one of the Company's smaller systems which administers approximately 3,680 active credit life policies was completed on schedule in December, 1998. The modification of a smaller system which administers approximately 15,550 active industrial life policies is scheduled for completion in June of 1999.

The various software applications described above are licensed to the Company under agreements which permit the Company's subsidiaries to process business on its computer systems utilizing such software.

In 1997, FIC Computer Services, Inc. purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. FIC Computer Services, Inc. has completed the installation and testing of such new mainframe hardware and software for compliance with the requirements of the Year 2000 conversion. In addition, FIC Computer Services has purchased certain third-party software which is run on the mainframe. This software has been represented by the vendor as being in compliance with Year 2000 requirements. Testing is currently being done on such third-party software, which testing is expected to be completed by September 1, 1999. The telephone system, which includes both PBX and voice mail systems, has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

With respect to non-centralized systems (i.e., desktop computers), the Company has obtained updated software releases and new hardware designed to be Y2K compliant according to the representations of the vendors. The Company expects that the effort needed to correct for Y2K problems on such systems will be less time intensive than the effort needed to achieve compliance for its centralized systems. The installation of such new PC hardware and software was commenced in early 1999 and is expected to be completed by September 1, 1999.

The Company also faces the risk that one or more of its external suppliers of goods or services ("third party providers") will not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. Pursuant to the Plan, the Company has completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company has developed and forwarded a detailed questionnaire to such providers. As the responses to the questionnaires are received, the Company will evaluate the overall Y2K readiness of its third party provider relationships. However, the Company does not have sufficient information at the current time to determine whether the computer systems of its third party providers will be in compliance with the Y2K requirements as the year 2000 approaches.

In the event that a major administrative system fails to operate properly due to the Y2K problem, or the Company does not complete the necessary systems conversions prior to January 1, 2000, the Company has developed a plan to respond to such a contingency. FIC Computer Services has assigned certain personnel to be members of an emergency response team to resolve Y2K operations problems. Additionally, insurance policies would be administered manually if the necessary systems conversions were not completed prior to January 1, 2000, or subsequent Y2K operational problems arise. Manual policy administration would require additional personnel. If substantial additional personnel become necessary for manual policy administration, the training and salary expenses of such personnel could materially affect the Company's business and results of operations. The Company is not able to estimate the likelihood that manual administration will be needed or the amount of any expense which it would incur in connection with such manual administration.

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

The principal cost and competitive factors that affect the Company's ability to sell its life insurance and annuity products on a profitable basis are: (1) the general level of premium rates for comparable products; (2) the extent of individual policy holder services required to service each product category; (3) general interest rate levels; (4) competitive commission rates and related marketing costs; (5) legislative and regulatory requirements and restrictions;
(6) the impact of competing insurance and other financial products; and (7) the condition of the regional and national economies.

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

Investors-NA maintains a bulk reinsurance treaty, under which it reinsured all of its risks under accidental death benefit policies. The treaty was most recently renegotiated with the current reinsurer in January, 1997.

As discussed above (see "Principal Products"), in December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under individual accident and health insurance policies were assumed by a third party reinsurer. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6,327,504. In addition to the transfer of reserves, the life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997.

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

FIC's Acquisition of Control of the Company

In January 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of March 15, 1999, FIC owned, directly and indirectly through Family Life, approximately 45% of the outstanding shares of ILCO's common stock. Prior to October 1, 1998, FIC held options to acquire up to 1,702,155 additional shares of ILCO Common Stock. As a result of the final repayment on ILCO's Senior Loan (see discussion under the caption "Senior Loan") on September 30, 1998, FIC's options to acquire shares of ILCO's Common Stock expired.


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

The $114 million purchase price for Family Life and an additional $5 million for transaction costs, working capital and other related purposes were financed by:
(a) a $50 million senior loan provided by a group of banks, (b) $44 million subordinated notes issued to the seller and its affiliates and (c) $25 million senior subordinated notes issued to Investors-CA and Investors-NA. In addition, FIC granted to Investors-CA and Investors-NA nontransferable options to purchase up to a total of 9.9% of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. As a result of the five-for-one stock split implemented by FIC, effective in November, 1996, the exercise price of the options was changed to $2.10 per share. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the subordinated loans held by Investors-NA, the expiration date of the options was extended to September 12, 2006. For a discussion of the 1996 amendments, see Item 13, "Certain Relationships and Related Transactions with Management" . In July 1993, the subordinated notes held by the seller and its affiliates were prepaid. The primary source of the funds used to prepay the subordinated debt was a new subordinated loan of $34.5 million obtained from Investors-NA. See Item 13.

Senior Loan

The Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors-NA and Investors-CA. In January, 1993, the Company refinanced its Senior Loan. That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility are substantially the same as the terms and provisions of the 1988 senior loan. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan. The average interest rate paid by the Company on its Senior Loan was approximately 7.76% during 1996, 7.68% during 1997 and 7.63% during 1998.

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

Risk-Based Capital Requirements. The National Association of Insurance Commissioners ("NAIC") has imposed Risk-Based Capital ("RBC") requirements to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with; (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The states will use the RBC formula as an early warning tool to discover potential weakly capitalized companies for the purpose of initiating regulatory action. The RBC requirements are not intended to be a basis for ranking the relative financial strength of insurance companies. In addition, the formula defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by-state basis.

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

Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 1998 indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries is above 640% of its respective Authorized Control Level RBC.

Solvency Laws Assessments. The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. The net amount of such assessment for the Company's insurance subsidiaries was approximately $7,000 in the year ended December 31, 1998. That amount is net of the amounts that can be offset against future premium taxes. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

Surplus Debentures and Dividends. The Company receives payments from Investors-NA under the terms of two surplus debentures . The surplus debentures were originally issued by Standard Life. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the surplus debentures. Under the provisions of the surplus debentures and current law, Investors-NA can pay interest and principal on the surplus debentures without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million. As of December 31, 1998, the statutory surplus of Investors-NA was $68.2 million. Investors-NA does give five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debentures in accordance with an agreement between Investors-NA and the Department. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the surplus debentures.

Pursuant to the surplus debentures, Investors-NA paid to the Company principal and interest on the surplus debentures of $36,288,469 in 1996, $14,093,711 in 1997 and $13,382,361 in 1998.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its insurance subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of December 31, 1998, Investors-NA had earned surplus of $39.3 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures .

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.1 million at December 31, 1998.

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

Federal Income Taxation

The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Investors-NA can pay to the Company. For the years ended December 31, 1996, 1997 and 1998, the decreases in the current income tax provisions of the Company's insurance subsidiaries due to this change were $90,413, $269,633 and $253,411, respectively. The change has a negative tax effect for statutory accounting purposes when the premium income of the Company's insurance subsidiaries increases, but has a positive tax effect when their premium income decreases.

                               Segment Information

The principal operations of the Company's insurance subsidiaries are the underwriting of life insurance and annuities. Accordingly, no separate segment information is required to be provided by the Registrant for the three-year period ending December 31, 1998.


Item 2. Properties

The Registrant's headquarters are currently located at Austin Centre, 701 Brazos, Suite 1400, Austin, Texas. Investors-NA purchased Austin Centre, an office-hotel property in downtown Austin in August 1991 for a purchase price of $31,275,000 from an unrelated seller that had previously acquired the property through foreclosure. In September 1995, Investors-NA entered into a contract to sell Austin Centre to an Austin-based real estate investment firm for a purchase price of $62.675 million, less $1 million to be paid to a capital reserve account for the purchaser. The sale was consummated on March 29, 1996. A portion of the sale proceeds equal to the amount that Investors- NA presently had invested in Austin Centre were retained and reinvested by Investors-NA. The balance of the net proceeds of the sale were used to reduce ILCO's bank indebtedness by approximately $15 million. Following the sale of the Austin Centre, the Company and its affiliates continued to occupy three floors of the office space under a lease arrangement. The current lease, which was entered into in May, 1997, is for a five (5) year term ending in October, 2002, with options to renew for three successive five (5) year terms thereafter.

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

In the fourth quarter of 1995, construction began on the second office building, containing approximately 109,000 rentable square feet, and the other parking garage containing approximately 871 spaces. That phase of the project was completed in September 1996. In March 1996, construction commenced on the third office building, with approximately 79,000 rentable square feet of office space and was completed in December, 1996. Construction began on the fourth building in July 1996, and was completed in July, 1997. The fourth building contains approximately 92,459 rentable square feet.

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

On November 24, 1997, Investors-NA and Family Life entered into a contract with Health and Retirement Properties Trust, a Maryland real estate investment trust (the "Purchaser") to sell their respective interests in the Bridgepoint Square Office complex. The aggregate purchase price for the project was $78,000,000. The transaction closed on December 5, 1997. The purchase price was allocated approximately 78.5% to Investors-NA and 21.5% to Family Life. The sale of Bridgepoint Office Square resulted in a net profit to Investors-NA of approximately $14.0 million ($9.1 million after tax) that was included in ILCO's fourth quarter earnings for the period ended December 31, 1997. For Family Life, the sale resulted in a net profit of approximately $4.5 million ($3.2 million after tax) that was included in FIC's fourth quarter earnings for the period ended December 31, 1997.

On October 29, 1998, Investors-NA purchased two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Prior to the closing, Investors-NA obtained approval of Site Development Permit from the City of Austin for the tracts. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. The initial phase of the project ("Phase One") will consist of two office buildings, associated parking and the infrastructure for the entire project, which is known as River Place Pointe. Construction on Phase One commenced during the first quarter of 1999.

ILCO leases a building located at 40 Parker Road, Elizabeth, New Jersey. This building, which was formerly the Company's headquarters building, contains approximately 41,000 square feet of office space. The remaining term of the lease is 7 years, and the lease calls for a minimum base rental of $450,000 per annum. The lease provides that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by ILCO. The Company has sub-leased the space in the property to third parties.

Investors-IN owns three buildings which are adjacent to the 40 Parker Road building. One building, which is leased to third parties, contains approximately 3,500 square feet of space. The second building contains approximately 2,500 square feet of space and is leased to persons who perform maintenance services for Investors-IN's and ILCO's properties in Elizabeth, New Jersey. The third building, purchased during 1985, contains approximately 3,500 square feet of space, and is partially leased to third parties .

Investors-NA owns an office building, located at 206 West Pearl Street, Jackson, Mississippi. This building is 68 years old and contains approximately 85,000 square feet (65,000 net rentable square feet) of office space. Investors-NA currently occupies a nominal portion of the space in this property and leases space to various commercial tenants.

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


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

A. Market Information

The following table sets forth the quarterly high and low sales prices for the Company's Common Stock in The Nasdaq Small-Cap Market for 1998 and 1997. The quotations set forth below have not been adjusted to give retroactive effective to the stock dividend (one share for each issued and outstanding share) which was paid on March 17, 1999.

                                      Prices
                             High              Low

1998:

1st Quarter. . . . . . .     $ 23.00         $18.75
2nd Quarter. . . . . . .       27.813         22.00
3rd Quarter. . . . . . .       27.00          19.50
4th Quarter. . . . . . .       21.00          17.25

1997:

1st Quarter. . . . . . .     $ 15.00         $13.00
2nd Quarter. . . . . . .       15.00          12.25
3rd Quarter. . . . . . .       20.375         14.75
4th Quarter. . . . . . .       24.25          19.00

The Common Stock of the Company is traded in The Nasdaq Small-Cap Market (NASDAQ
Symbol:  ILCO).   Quotations  are  furnished  by  the  National  Association  of
Securities Dealers Automated Quotation System (NASDAQ).

B. Holders

The approximate number of record holders of the Common Stock of the Registrant as of March 15, 1999 was 1,456.

C. Dividends

No dividend was declared or paid by the Company during 1996, 1997 or 1998. Under the terms of its Senior Loan the Company was not permitted to declare or pay any dividends on its Common

Stock during the loan term. As discussed above, under the caption "Senior Loan", the Senior Loan of the Company was fully repaid on September 30, 1998.

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


Item 6. Selected Financial Data (in thousands, except per share data.)

                                            Years Ended December 31,

                             1998         1997         1996          1995        1994

Revenues .............   $  109,462   $  127,683   $  138,244   $  122,390   $  114,842
Benefits & Expenses ..       91,876       96,081       96,801      105,907       99,142

Income from operations       17,586       31,602       41,443       16,483       15,700
Provisions for federal
income taxes .........        6,467       11,062       14,505        5,769        5,783


Net Income ...........   $   11,119   $   20,540   $   26,938   $   10,714   $    9,917

Common Stock and
Common Stock
Equivalents ..........        4,462        4,369        4,441        4,342        4,473
Net income per share
Basic ................   $     2.54   $     4.75   $     6.36   $     2.57   $     2.41
Diluted ..............   $     2.49   $     4.70   $     6.07   $     2.47   $     2.22

Cash Dividend ........          -0-          -0-          -0-          -0-          -0-
Long Term Debt .......          -0-   $   10,964   $   24,944   $   59,385   $   66,585

Total Assets .........   $1,350,248   $1,321,653   $1,263,942   $1,315,293   $1,148,994

Net income per share for the years 1994, 1995 and 1996 has been restated to reflect the effect of FAS 128.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 1998, ILCO's net income was $11,119,000 (basic earnings of $2.54 per common share, or diluted earnings of $2.49 per common share) as compared to $20,540,000 (basic earnings of $4.75 per common share, or diluted earnings of $4.70 per common share) in 1997, and $26,938,000 (basic earnings of $6.36 per common share, or diluted earnings of $6.07 per common share) in 1996. Earnings per share are stated in accordance with the requirements of Financial Accounting Standard (FAS) No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. For the year 1996, earnings per share have been restated to reflect the effect of FAS No. 128.

Earnings per share have not been adjusted to give retroactive effect to the stock dividend (one share of common stock for each outstanding share of common stock) which was paid on March 17, 1999.

                              Results of Operations

Net income from continuing operations (excluding the gain resulting from the sale of Bridgepoint Square Offices in 1997 and the sale of the Austin Centre in 1996, as described below) was $11,119,000 (basic earnings of $2.54 per common share, or diluted earnings of $2.49 per common share) for the year ended December 31, 1998, as compared to $11,443,000 (basic earnings of $2.64 per common share, or diluted earnings of $2.62 per common share) for the year ended December 31, 1997 and $11,650,000 (basic earnings of $2.75 per common share, or diluted earnings of $2.62 per common share) for the year ended December 31, 1996.

Net income for 1997 includes $9.1 million resulting from the sale of the Bridgepoint Square Offices, an office complex located in Austin, Texas. The selling price was $78 million, which was allocated approximately 78.5% to Investors-NA ($61.3 million). The sale closed on December 5, 1997. As part of the decision to sell the Bridgepoint properties, the Company canceled its plans to move its headquarters to one of the Bridgepoint buildings and entered into a new lease at the Austin Centre. Under the provisions of the lease, Investors-NA received a payment from the owner of the Austin Centre in the amount of $1.7 million. That amount is included in net income for the year ended December 31, 1997.

Net income for 1996 includes $15.3 million resulting from the sale of the Austin Centre, a hotel/office complex, located in Austin, Texas. The selling price was $62.67 million, less $1 million paid to a capital reserve account for the purchaser. The sale closed on March 29, 1996.

The results for 1998 include, for the period beginning on June 30, 1998, the operations of Grinnell Life Insurance Company. Grinnell Life was acquired on June 30, 1998, through a subsidiary of ILCO, for an adjusted purchase price of $16.6 million. A portion of the purchase price ($12.37 million) was paid by way of a dividend to the seller immediately prior to the closing of the transaction; the balance of the purchase price was paid by ILCO's subsidiary. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity.

The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $17,079,000 at December 31, 1998, as compared to $20,192,000 at December 31, 1997, and $21,965,000 at
December 31, 1996. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the year 1998 was $10.89 million, as compared to $11.03 million in 1997, and $ 9.98 million in 1996. Reinsurance premiums ceded were $2.94 million in 1998, as compared to $2.59 million in 1997 and $1.71 million in 1996. For the year 1997, ceded reinsurance includes the results of the sale of the accident and health and disability income insurance business of the Company's life insurance subsidiaries. In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health and disability income insurance policies were assumed by a third party reinsurer. These risks and contractual obligations were sold pursuant to, first, a coinsurance reinsurance agreement. Following applicable regulatory approvals, the reinsurer will assume the direct obligations of the companies, on an assumption reinsurance basis. The decision to dispose of this book of business was based on management's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of the subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6.33 million. In addition to the transfer of reserves, the life companies paid the reinsurer $1.04 million in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums.

Earned insurance charges for the year ended December 31, 1998 were $41.1 million, as compared to $40.9 million for 1997 and $42.24 million for 1996. This source of revenues is related to the universal life insurance and annuity book of business of Investors-NA.

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

Interest expense was $0.7 million for the year 1998, as compared to $1.7 million for the year 1997, and $2.8 million for the year 1996. The decrease is attributable to a reduction in the average principal balance of the Senior Loan from $33.7 million for the year ending December 31, 1996 to $18.5 million for the year ending December 31, 1997 and $5.4 million for the year ending December 31, 1998, as well as a decrease in the average rate of interest paid on the senior loan (7.63% for the year 1998, as compared to 7.68% for the year 1997 and 7.76% for the year 1996).

The decline in long-term interest rates during 1998, which was related to general economic conditions, had a positive effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of December 31, 1998, the market value of the fixed maturities available for sale segment was $450.15 million as compared to an amortized cost of $435.13 million, or an unrealized gain of $15.02 million. The net of tax effect of this increase has been recorded as an increase in shareholders' equity. There is no assurance that this unrealized gain will be realized in the future.



During 1998, the lapse rate with respect to universal life insurance policies decreased slightly from the lapse rate experienced in 1997. The rate in 1998 was
7.3 %, as compared to 8.9 % in 1997. The lapse rate with respect to traditional (non-universal) life insurance policies also decreased from the levels experienced in 1997. The rate in 1998 was 7.1% as compared to 8.9% in 1997. The lapse rates experienced during the 1998 period were within the ranges anticipated by management.


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

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of December 31, 1998, the outstanding principal balance of the Surplus Debentures was $4.5 million and $11.4 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of December 31, 1998, the statutory surplus of Investors-NA was $68.2 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its life insurance subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of December 31, 1998, Investors-NA had earned surplus of $39.3 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.1 million at December 31, 1998.

ILCO's net cash flow provided by (used in) operating activities was ($17.33) million for the year ended December 31, 1998, as compared to $3.96 million for the year ended December 31, 1997 and

($23.46) million for the same period in 1996. The change between the 1997 and 1998 periods is primarily due to the payments made in connection with the reinsurance of the health insurance business and the payment in 1998 of income taxes relating to the gain on the sale of Bridgepoint Square Offices.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                   Investments

As of December 31, 1998, the book value of the Company's investment assets totaled $702.1 million, as compared to $693.1 million as of December 31, 1997. Total assets as of December 31, 1998 ($1.35 billion) increased from the level as of December 31, 1997 ($1.32 billion).

The level of short-term investments at the end of 1998 was $171.8 million, as compared to $164.6 million at the end of 1997.

Invested real estate and other invested assets increased from $1.3 million at December 31, 1997 to $10.03 million as of December 31, 1998. This increase is related to the purchase by Investors-NA of the 47.995 acres of land in Austin, Texas for the development of the River Place Pointe project. The land was purchased in October, 1998 by Investors-NA, for an aggregate purchase price of $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Development of the initial phase of the project commenced during the first quarter of 1999; when completed, the first phase will consist of two office buildings, a parking garage and the infrastructure for the entire project. Investors-NA plans to commence development of the additional stages of the project following completion and leasing of Phase One.

The fixed maturities available for sale portion of invested assets at December 31, 1998 was $450.15 million. The amortized cost of the fixed maturities available for sale segment as of December 31, 1998 was $435.13 million, representing a net unrealized gain of $15.02 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

The assets held by ILCO's life insurance subsidiaries must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non- investment grade."

The Company's fixed maturities portfolio (including short-term investments), as of December 31, 1998, included a non-material amount (0.6% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. For the year ended December 31, 1997, the comparable percentage was 0.9%.

The consolidated balance sheets of the Company as of December 31, 1998 include $47.65 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC
(ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above.

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

In December, 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder (FIC). Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

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

Under the Plan, the Company will utilize its own personnel and personnel of its affiliated company, FIC Computer Services, Inc., acquire Y2K compliant operating software, and engage the assistance of outside consultants to facilitate the systems conversions and modifications. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. The Company has increased the budget for the implementation and completion of the Plan from the prior years estimate. As of December 31, 1997, the Company had budgeted approximately $470,000 for implementing the Plan. Based on its current analysis, the Company expects that the cost of implementing and completing the Plan will result in an after-tax expense of approximately $587,000 for the three-year (1997 - 1999) conversion period. For the twelve month period ended December 31, 1998, the Company has incurred an after tax expense of approximately $158,000 in connection with the completion of the Plan. Between January 1, 1997 and December 31, 1998, the Company has expended approximately 50.7% of the three-year expected after-tax cost discussed above. In the event that the Plan does not achieve full compliance by the target dates, or if unforeseen matters involving Y2K appear before or after January 1, 2000, the Company will utilize the staff of FIC Computer Services, Inc. to identify and resolve such issues as and if they arise.

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

As of March 1, 1999, FIC Computer Services, Inc. estimated that it had completed the necessary conversions and modifications on the administrative systems which process approximately 66 % of the insurance policies for the Company and its subsidiaries. This included the conversion of the ALIS System (administering approximately 42,000 active policies) to CK/4 in February, 1998, the System 38 (administering approximately 9,400 active policies) conversion in January, 1997, the TI System (administering approximately 5,240 active policies) conversion to CK/4 in July, 1998 and the conversion of the Lifecomm-B system (which is responsible for approximately 18,000 policies assumed after the acquisition of State Auto Life) in February,1999. The conversion of the Life 70 system (administering approximately 16,120 active policies for Investors-IN) is scheduled for completion in May, 1999. The conversion of the Lifecomm-A system (administering approximately 62,410 active policies for Investors-NA) is scheduled for completion in September of 1999. The modification of one of the Company's smaller systems which administers approximately 3,680 active credit life policies was completed on schedule in December 1998. The modification of a smaller system which administers approximately 15,550 active industrial life policies is scheduled for completion in June of 1999.

The various software applications described above are licensed to the Company under agreements which permit the Company's subsidiaries to process business on its computer systems utilizing such software.

In 1997, FIC Computer Services, Inc. purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. FIC Computer Services, Inc. has completed the installation and testing of such new mainframe hardware and software for compliance with the requirements of the Year 2000 conversion. In addition, FIC Computer Services has purchased certain third-party software which is run on the mainframe. This software has been represented by the vendor as being in compliance with Year 2000 requirements. Testing is currently being done on such third-party software, which testing is expected to be completed by September

1, 1999. The telephone system, which includes both PBX and voice mail systems, has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

With respect to non-centralized systems (i.e., desktop computers), the Company has obtained updated software releases and new hardware designed to be Y2K compliant according to the representations of the vendors. The Company expects that the effort needed to correct for Y2K problems on such systems will be less time intensive than the effort needed to achieve compliance for its centralized systems. The installation of such new PC hardware and software was commenced in early 1999 and is expected to be completed by September 1, 1999.

The Company also faces the risk that one or more of its external suppliers of goods or services ("third party providers") will not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. Pursuant to the Plan, the Company has completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company has developed and forwarded a detailed questionnaire to such providers. As the responses to the questionnaires are received, the Company will evaluate the overall Y2K readiness of its third party provider relationships. However, the Company does not have sufficient information at the current time to determine whether the computer systems of its third party providers will be in compliance with the Y2K requirements as the year 2000 approaches.

In the event that a major administrative system fails to operate properly due to the Y2K problem, or the Company does not complete the necessary systems conversions prior to January 1, 2000, the Company has developed a plan to respond to such a contingency. FIC Computer Services has assigned certain personnel to be members of an emergency response team to resolve Y2K operations problems. Additionally, insurance policies would be administered manually if the necessary systems conversions were not completed prior to January 1, 2000, or subsequent Y2K operational problems arise. Manual policy administration would require additional personnel. If substantial additional personnel become necessary for manual policy administration, the training and salary expenses of such personnel could materially affect the Company's business and results of operations. The Company is not able to estimate the likelihood that manual administration will be needed or the amount of any expense which it would incur in connection with such manual administration.

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

In June, 1997, the FASB issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS No. 131 requires that financial information be reported on the basis that it is used internally for evaluating performance. The Company adopted FAS No. 131 effective January 1, 1998 and comparative information for earlier years has been restated. This statement does not need to be applied to interim financial statements in the initial year of application. The adoption of FAS No. 131 did not impact upon the Company's reporting of financial information.

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

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 does not have a material impact on the Company's results of operations, liquidity or financial position.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

General:

ILCO's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the section entitled "Investment of Assets" in Item I of this report and the information set forth in "Management's Discussion and Analysis of Financial Condition and Operations - Investments".

The following is a discussion of the Company's primary market risk sensitive instruments. It should be noted that this discussion has been developed using estimates and assumptions. Actual results may differ materially from those described below. Further, the following discussion does not take into account actions which could be taken by management in response to the assumed changes in market rates. In addition, the discussion does not take into account other types of risks which may be involved in the business operations of the Company, such as the reinsurance recoveries on reinsurance treaties with third party insurers.

The primary market risk to the Company's investment portfolio is interest rate risk. The Company does not use derivative financial instruments.

Interest Rate Risk:

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $17.1 million at December 31, 1998 and $25.9 million at December 31, 1997. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and (iii) notes receivable from affiliates. The market value of such assets was $672.6 million at December 31, 1998 and $676.3 million at December 31, 1997.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $250.8 million at December 31, 1998 and $299.7 million at December 31, 1997. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $7.1 million at December 31, 1998 and $14.0 million at December 31, 1997.

Separate account assets have not been included, since gains and losses on those assets generally accrue to the policyholders. The hypothetical effect of the interest rate risk on fair values was estimated by applying a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.


Item 8. Financial Statements and Supplementary Data

The following Financial Statements of ILCO and its consolidated subsidiaries have been filed as part of this report:

1. Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 26, 1999.

2.   Consolidated Balance Sheets, as of December 31, 1998 and December 31, 1997.

3. Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

5. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

6.   Notes to Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No independent accountant who audited the Registrant's financial statements has resigned or been dismissed during the two most recent fiscal years.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

         (a) Directors of the Registrant

The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors were elected at the 1998 annual shareholders meeting. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.
                                       Director
 Name                       Age        Director  Principal  Occupation
                                         Since   and Other  Information

Robert A.Bender             45           1997   Director of ILCO since  October,
                                                1997.  Vice President of Family
                                                Life Insurance Company since
                                                January 1997.  Vice President of
                                                Investors Life Insurance Company
                                                of North America since  January
                                                1997.  Vice President of
                                                Investors-IN,  formerly known as
                                                InterContinental  Life Insurance
                                                Company since January 1997.
                                                Assistant Vice  President of
                                                Investors Life Insurance Company
                                                of North America form February
                                                1994 to January 1997.  Assistant
                                                Vice  President of Investors-
                                                Indiana  from February 1994 to
                                                January 1997.  Assistant Vice
                                                President of Investors- IN,
                                                formerly known as
                                                InterContinental Life Insurance
                                                Company from February 1994 to
                                                January 1997. Assistant Vice
                                                President of Family Life
                                                Insurance Company from February
                                                1994 to January 1997.  Retired
                                                from 22 years of service in the
                                                U.S. Army in February 1994.

Jeffrey H. Demgen             46         1995   Director of FIC since May 1995.
                                                Vice President of FIC since
                                                August 1996.  Vice President and
                                                Director of ILCO since August
                                                1996.  Director of FIC since May
                                                1995.  Executive Vice President
                                                and Director of Family Life
                                                Insurance Company since August
                                                1996.  Senior Vice President and
                                                Director of Family Life
                                                Insurance Company from October
                                                1992 to August 1996.  Executive
                                                Vice President and Director of
                                                Investors Life Insurance Company
                                                of North America since August
                                                1996.  Senior Vice President and
                                                Director of Investors Life
                                                Insurance Company of North
                                                America from October 1992 to
                                                June 1995. Executive Vice
                                                President of Investors-IN,
                                                formerly known as
                                                InterContinental Life Insurance
                                                Company since August 1996.
                                                Senior Vice President of
                                                Investors-IN, formerly known as
                                                InterContinental Life Insurance
                                                Company from October 1992 to
                                                June 1995.  Executive Vice
                                                President and Director of
                                                Investors-Indiana from August
                                                1996 to December 1997.  Senior
                                                Vice President of United
                                                Insurance Company of America
                                                from September 1984 to July 1992

Theodore A. Fleron          59           1991   Vice President and Director of
                                                ILCO since May 1991. Assistant
                                                Secretary since June 1990.  Vice
                                                President and  Director  of FIC
                                                since August 1996.  Senior  Vice
                                                President,  General Counsel,
                                                Assistant Secretary and Director
                                                of Investors Life Insurance
                                                Company  of North America  and
                                                Investors-IN, formerly known  as
                                                InterContinental Life Insurance
                                                Company since July 1992. General
                                                Counsel, Assistant Secretary and
                                                Director of  Investors  Life
                                                Insurance  Company  of North
                                                America and  Investors-  IN,
                                                formerly known as
                                                InterContinental Life Insurance
                                                Company from January 1989 to
                                                July 1992.Senior Vice President,
                                                General  Counsel,   Director
                                                and  Assistant  Secretary of
                                                Investors-Indiana  from June
                                                1995 to December 1997. Senior
                                                Vice  President, General Counsel
                                                Director and Assistant Secretary
                                                of Family Life Insurance
                                                Company since August 1996.

W. Lewis                  67             1988   Dentist practicing in San
Gilcrease                                       Marcos, Texas. Director of
                                                ILCO since 1988.  Director of
                                                FIC from 1979 to July 6, 1991.

James M. Grace                55         1984   Vice President and Treasurer of
                                                the Company since January, 1985.
                                                Executive Vice President,
                                                Treasurer and Director of
                                                Investors-IN, formerly known as
                                                InterContinental Life Insurance
                                                Company since 1989. Vice
                                                President,Treasurer and Director
                                                of Financial Industries
                                                Corporation since July, 1976.
                                                Executive Vice President and
                                                Treasurer of Investors Life
                                                Insurance Company of North
                                                America since 1989; Executive
                                                Vice President, Treasurer and
                                                Director of Family Life
                                                Insurance Company (a subsidiary
                                                of Financial Industries
                                                Corporation) since June 1991.
                                                Director, Executive Vice
                                                President and Treasurer of
                                                Investors-Indiana from February
                                                1995 to December 1997.

Richard A.                    66         1981   Certified Public Accountant and
Kosson                                          a partner in the firm of
                                                Manheim, Kosson & Novick in
                                                Millburn, New Jersey.  Director
                                                of ILCO since 1981.

Roy F. Mitte                  67         1984   Chairman of the Board and Chief
                                                Executive Officer of the Company
                                                and Investors-IN formerly known
                                                as InterContinental Life
                                                Insurance Company sinceJanuary,
                                                1985.  President of the Company
                                                since April, 1985.  Chairman of
                                                the Board, President and Chief
                                                Executive Officer of Financial
                                                Industries Corporation since
                                                1976.  Chairman of the Board,
                                                President and Chief Executive
                                                Officer of Investors Life
                                                Insurance Company of North
                                                America since December, 1988.
                                                Chairman of the Board, President
                                                and Chief Executive Officer of
                                                Family Life Insurance Company
                                                since June 1991.  Chairman of
                                                the Board, President and Chief
                                                Executive Officer of Investors-
                                                Indiana from February 1995 to
                                                December 1997.  Chairman, ILG
                                                Securities Corporation since
                                                December 1988.

Elizabeth T. Nash             49         1998   Member of the Board of Regents,
                                                Texas State University System
                                                since 1993, Chairman from 1997
                                                to 1998, Vice-Chairman from 1996
                                                to 1997.  Trustee of the
                                                Development Foundation of
                                                Southwest Texas State University
                                                since 1987, Chairman from 1992
                                                to 1997, Vice-Chairman from 1989
                                                to 1992.  Director of ILCO since
                                                1998.

Eugene E. Payne               56         1989   Vice President of ILCO since
                                                December 1988 and Director and
                                                Secretary since May 1989.  Vice
                                                President and Director of
                                                Financial Industries Corporation
                                                since February 1992.  Executive
                                                Vice President, Secretary and
                                                Director of Investors Life
                                                Insurance Company of North
                                                America since December 1988.
                                                Executive Vice President since
                                                December 1988 and Director since
                                                May 1989 of Investors- IN,
                                                formerly known as
                                                InterContinental Life Insurance
                                                Company.  Executive Vice
                                                President, Secretary and
                                                Director of Family Life
                                                Insurance Company since June
                                                1991.  Director, Executive Vice
                                                President and Secretary of
                                                Investors-Indiana from February
                                                1995 to December 1997.

H. Gene Pruner                70         1995   Director of ILCO since August
                                                1996.  Director of Investors-IN
                                                since February, 1995.  President
                                                of Market Share, Inc. since
                                                April 1985.

Steven P. Schmitt             52         1994   Senior Vice President since
                                                April 1992 and Director, Vice
                                                President and Assistant
                                                Secretary since August 1989 of
                                                Investors Life Insurance Company
                                                of North America and Investors-
                                                IN, formerly known as
                                                InterContinental Life Insurance
                                                Company.  Senior Vice President
                                                since April 1992 and Director
                                                and Vice President since June
                                                1991 of Family Life Insurance
                                                Company.  Director, Senior Vice
                                                President and Assistant
                                                Secretary of Investors-Indiana
                                                from  June 995 to December 1997.



The incumbent directors have been nominated for submission to vote of the shareholders for reelection at the 1999 annual shareholders' meeting.

(b)  Executive Officers of the Registrant

The following table sets forth the names and ages of the persons who have served as Registrant's Executive Officers during 1998 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

Name                       Age              Positions and Offices

Roy F. Mitte               67               Chairman of the Board, President
                                            and Chief Executive Officer

James M. Grace             55               Vice President and Treasurer

Eugene E. Payne            56               Vice President and Secretary

Jeffrey H. Demgen          46               Vice President

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that for the period from January 1, 1998 through December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the three other persons who were serving as executive officers of the Company at the end of 1998 and received cash compensation exceeding $100,000 during 1998.


                              Annual Compensation

                                                                  Long Term
                                                                   Compens-
Name and                                                          ation Awards     All Other
Principal                                                         Stock Options    Compensa-
Position         Year     Salary(1)     Bonus(7)    Other(2)       (Shares)         tion8

Roy F. Mitte,
Chairman,
President and    1998    $ 356,679    $1,535,000      -0-           -0-                -0-
Chief Executive  1997    $ 252,253       751,500      -0-           -0-                -0-
Officer          1996    $ 286,643           -0-      -0-           -0-        $2,446,397(3)

James M.
Grace, Vice      1998      195,000        25,000                                     2,365
President and    1997      195,000        40,000      -0-(4)        -0-             19,024
Treasurer        1996      195,000        15,000      -0-           -0-                -0-

Eugene E.
Payne, Vice      1998      195,000        20,000                                     2,365
President and    1997      195,000        40,000     -0-(5)         -0-             17,925
Secretary        1996      195,000        15,000      -0-           -0-                -0-

Jeffrey H.       1998    $ 145,384      $ 15,000      -0-           -0-                -0-
Demgen, Vice     1997    $ 117,884      $ 30,000      -0-           -0-                -0-
President6       1996    $ 102,500      $  7,500      -0-           -0-                -0-


(1) The executive officers of the Company have also been executive officers of the Company's insurance subsidiaries and FIC and FIC's insurance subsidiary, Family Life. FIC and/or Family Life reimbursed the Company (or, in the case of Mr. Mitte, authorized payment of) the following amounts as FIC's or Family Life's share of these executive officers' cash compensation and bonus for 1996, 1997 and 1998: (i) Mr. Mitte: $216,857, $999,746, and $1,111,821 respectively, which amounts are
not included in the above table; (ii) Mr. Grace: $83,987, $68,150 and $64,152 respectively, which amounts are included in the above table; (iii) Dr. Payne:
$83,987, $68,150 and $61,447 respectively, which amounts are included in the above table; and (iv) Mr. Demgen $46,125, $66,548 and $72,173, respectively, which amounts are included in the above table. Dr. Payne elected to defer a portion ($13,000) of his 1998 compensation under the provisions of the Company's Non-Qualified Deferred Compensation Plan. See also, Note 7.

(2) Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named individual.

(3) During 1996, the Company paid Mr. Mitte: (i) $1,862,000 for the cancellation in 1996 of options to purchase 121,500 shares of the Company's common stock, plus interest at the rate of 8% per year on such amount for a one year period
(for a total of $2,011,737); (ii) $120,700 for the federal income tax reimbursement relating to the cancellation in 1995 of options to purchase 50,000 shares of the Company's common stock; and (iii) $313,960 for the federal income tax reimbursement relating to the 1996 options cancellation described above in this footnote. Each of these payments was made pursuant to a contract entered into between the Company and Mr. Mitte in 1993, pertaining to cancellation of options which had been granted to him in 1989.

(4) Mr. Grace exercised stock options in 1998 to purchase 12,000 shares of the Company's Common Stock under the Non-Qualified Option Plan. See "Aggregated Option Exercises in 1998" below.

(5) Dr. Payne exercised stock options in 1997 to purchase 6,000 shares of the Company's Common Stock under the Non-Qualified Stock Option Plan . See "Aggregated Option Exercises in 1998" below.

(6) Mr. Demgen became an executive officer of the Company in August, 1996.

(7) The data in this column represents the amount of annual bonus awarded. The bonuses for Mr. Grace, Dr. Payne and Mr. Demgen for the year 1997 represent amounts paid in 1997, but include the bonuses awarded with respect to the years 1996 and 1997. Dr. Payne elected to defer the amounts shown for 1997 and 1998 into the Company's Non-Qualified Deferred Compensation Plan. The Plan was established in 1997 to permit Mr. Grace and Dr. Payne to defer a portion of their compensation. Under the provisions of the Plan, contributions are invested on a money purchase basis and plan benefits are based on the value of the account at retirement or other distribution. In accordance with applicable tax law requirements, amounts allocated to the Plan are subject to the claims of general creditors of the Company. See also, Note 8.

(8) The data in this column represents the amount paid by the Company in 1997 and 1998 to Mr. Grace and Dr. Payne to supplement the benefits under the Company's Pension Plan. The supplement relates to each of the past service years for Mr. Grace and Dr. Payne which were affected by the limitation on compensation which the Pension Plan may take into account for benefit accrual purposes. Under federal pension rules, an employee's benefits under a qualified pension plan, such as the ILCO Pension Plan, are limited to certain maximum amounts. The amount of the payments made in 1997 was determined by comparing the accrued benefit for the listed individuals under the ILCO Pension Plan through December 31, 1996 to the accrued benefit which the individual would have had under the Plan's benefit formula without application of the limitations applicable to tax qualified retirement plans. The value of the difference, representing an amount payable for life commencing at normal retirement age, was then commuted to its present value, which amount is included in this column. In 1998, the Company made a similar payment, with respect to benefit accruals for the year 1997 only. Mr. Grace and Dr. Payne elected to defer their respective amounts into the Company's Non-Qualified Deferred Compensation Plan. The Company intends to make a similar payment with respect to benefit accruals for subsequent years; however, there is no obligation for it to do so. See also, Note 7.

Option Grants in 1998

No options were granted to any executive officers of the Company during the year 1998.

Aggregated Option Exercises in 1998

The following table sets forth information concerning each exercise of stock options during 1998 by each of the individuals who were executive officers of the Company as of December 31, 1998.


                                Shares
                               Acquired               Value
Name                          On Exercise (#)       Realized ($)


James M. Grace                  12,000               $227,040

Eugene E. Payne                  6,000               $100,020


Aggregated Stock Option Values

The following table sets forth information with respect to the unexercised options held by the executive officers of the Company.



                           Number of Unexercised                         Value of Unexercised
                               Options Held at                         In-the-Money Options at
                             December 31, 1998                            December 31, 19981
                           Exercisable      Unexercisable              Exercisable      Unexercisable

James M. Grace                12,000            -0-                     $200,040        $  -0-

Eugene E. Payne                6,000            -0-                     $100,020        $  -0-

(1) Based on the closing price of the Company's Common Stock on NASDAQ on December 31, 1998 ($20.00).

Members of Compensation Committee

W. Lewis Gilcrease, Richard A. Kosson and Elizabeth T. Nash are the members of the Company's Compensation Committee, which makes recommendations to the Board of Directors with respect to the Chief Executive Officer's compensation.

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

The normal retirement benefit provided under the Pension Plan is equal to 1.57% of final average eligible earnings less 0.65% of the participant's Social
Security covered compensation multiplied by the number of years of credited service (up to 30 years). The compensation used in determining benefits under the Pension Plan is the highest average earnings received in any five consecutive full- calendar years during the last ten full-calendar years before the participant's retirement date. The maximum amount of annual salary and bonus that can be used in determining benefits under the Pension Plan is $200,000 for any year prior to 1994 and is $150,000 for 1994, 1995, and 1996 and is $160,000
for 1997 and each subsequent year.

The annual eligible earnings, for 1998 only, covered by the Pension Plan (salary up to $160,000) with respect to the individuals reported in the Summary Compensation Table were as follows, with their respective years of credited service under the Pension Plan at December 31, 1998 being shown in parentheses:
Mr.  Mitte,  $160,000 (11 years),  Mr.  Grace,  $160,000 (11 years),  Dr. Payne,
$160,000 (10 years), and Mr. Demgen, $145,384 (6 years).

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

Employment Agreements and Change In Control Arrangements

The terms and conditions of employment agreements that the Company would enter into upon the occurrence of certain events that result in the agreements taking effect were approved by the Board of Directors with respect to Messrs. Grace and Payne in 1991. Each agreement would include two independent provisions with respect to the effective date and the term of each agreement. First, the term of the agreement would begin on the earlier of (i) the date of retirement (early, normal or deferred) of Roy F. Mitte from his position as Chairman, President and Chief Executive Officer of the Company or (ii) the date of death or disability of Mr. Mitte, and would terminate on the last day of the twelfth month next following the commencement date of the term of the agreement, unless extended upon mutually acceptable terms.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table presents information as of March 15, 1999 as to all persons who, to the knowledge of the Company, were beneficial owners of five (5%) percent or more of the Common Stock of the Company.


                                Amount and Nature
Name and Address              of Beneficial Ownership         Percent of Class

Financial Industries Corp.
701 Brazos, Suite 1400
Austin, TX 78701              1,966,346                           44.74 % (5)

Roy F. Mitte
701 Brazos, Suite 1400
Austin, TX 78701              1,993,245 (1, 2)                    45.36 % (5)

Investors Life Insurance
Company of North America
701 Brazos, Suite 1400
Austin, TX 78701                334,960  (3)                         7.62% (5)

Investors Life Insurance
Company of Indiana
701 Brazos, Suite 1400
Austin, TX 78701                281,560 (4)                           6.41 % (5)

Fidelity Management &
Research Company
82 Devonshire Street
Boston, MA 02109                433,900 (6)                           9.87% (5)

Heartland Advisors, Inc.
790 North Milwaukee Street
Milwaukee, WI 53202            264,800 (7)                           6.03 % (5)



1.   As of March  15,  1999,  Mr.  Mitte,  jointly  with his  wife  Joann,  owns
     1,493,216 common shares of Financial Industries Corporation ("FIC"). The holdings of Mr. Mitte of FIC's common stock constitutes 29.54% of the outstanding common stock of that company. In addition, Mr. Mitte holds the position of Chairman, President and Chief Executive Officer of FIC. Since FIC holds a controlling interest in ILCO, Mr. Mitte's personal holdings in the Company have been combined with the holdings of FIC in determining the amount and percentage of Mr. Mitte's beneficial ownership of the Company.

2. Includes 15,999 shares allocated to Mr. Mitte's account under the Employees Savings and Investment Plan and 10,900 shares owned directly by Mr. Mitte.

3. Represents 281,560 shares owned by Investors-IN (formerly InterContinental Life Insurance Company and 53,400 shares owned directly by Investors-NA. Investors-IN is a life insurance company subsidiary of Investors-NA. All of these shares are treated as treasury shares.

4.   All are directly owned by Investors-IN and are treated as treasury shares.

5. Assumes that outstanding stock options available to other persons have not been exercised.

6. As reported to the Company on a Schedule 13(G) and a Schedule 13(G)/A filed by FMR Corporation, the parent company of Fidelity Management & Research Company ("Fidelity"). According to the Schedule 13(G) and the Schedule 13(G)/A, Fidelity acts as investment advisor to the Fidelity Low-Priced Stock Fund, a registered investment company, and the Fund is the owner of 432,700 shares of ILCO common stock, of which 418,300 shares were reported on a Schedule 13(G) filed on February 14, 1997, 14,400 additional shares which were reported on a Schedule 13(G)/A filed on February 14, 1998 and 1,200 additional shares which were reported on a Schedule 13(G)/A filed on February 1, 1999.

7. As reported to the Company on a schedule 13(G) filed by Heartland Advisors, Inc. ("Heartland") on January 21, 1999. According to the Schedule 13(G), Heartland acts as investment advisor with respect to certain investment advisory accounts, with respect to which various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of securities. The Schedule 13(G) identifies that the interests of one such account, the Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the common stock of ILCO.

The following table contains information as of March 15, 1999 as to the Common Stock of the Company beneficially owned by each director, nominee and executive officer and by all executive officers and directors of the Company as a group. The information contained in the table has been obtained by the Company from each director and executive officer except for information known to the Company. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.

                       Amount and Nature of               Percent of
Name                    Beneficial Ownership                Class

Robert A. Bender        1,005  (3)                            *

Jeffrey H. Demgen       4,019 (3)                             *

Theodore A. Fleron     15,730 (3,4)                           *

W. Lewis Gilcrease         -0-

James M. Grace 1       62,456 (2,3)                         1.42 %

Richard A. Kosson         200                                  *

Roy F. Mitte        1,993,245 (3)                           45.36 %

Elizabeth T. Nash         100                                  *

Eugene E. Payne 1      11,146 (3)                              *

H. Gene Pruner             -0-

Steven P. Schmitt       13,573 (3,4)                           *

All Executive
Officers and
Directors as a
group, all of
whom are listed
above                 2,101,474 (1,2,3,4)                   47.82%
* Less than 1%

(1) As an executive officer and/or director of FIC which as of March 15, 1999 beneficially owned 1,966,346 shares of the Company's Common Stock . In addition to the shareholdings of Mr. Mitte in FIC (see Note 1, above), Mr. Grace owns 5,600 shares of FIC Common Stock.

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


Item 13.  Certain Relationships and Related Transactions with Management

a. Prior to the repayment of the ILCO Senior Loan on September 30, 1998, the obligations of ILCO under the Senior Loan were guaranteed by FIC. FIC presently owns 1,966,346 shares of the company's Common Stock, constituting 44.74% of such shares outstanding.

b. As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a Senior Loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

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

     In December, 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder (FIC). Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

c. The data processing needs of ILCO's and FIC's insurance subsidiaries are provided by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Under the provisions of the data processing agreement, FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. The Company's insurance subsidiaries paid $2.82 million and Family Life paid $1.61 million to FIC Computer for data processing services provided during the year ended December 31, 1998.

d. In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

e. In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

f. Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies and Secretary of FIC. Dr. Payne serves as Vice President, Secretary and Director of both companies. Messrs. Demgen and Fleron serve as Vice Presidents and Directors of both companies. Mr. Roy Mitte holds beneficial ownership of 29.54% of the outstanding shares of FIC (see "Security Ownership of Certain Beneficial Owners and Management").

g. Mr. Joseph F. Crowe retired from active service with the Company in January, 1997 and served on the ILCO Board until October, 1997; he continues to serve on the Board of Directors of FIC. Following Mr. Crowe's retirement, the Company entered into a consulting agreement with him. Under the terms of the agreement, Mr. Crowe is to be available for periodic consultation on actuarial matters related to the operations of the life insurance companies. The agreement provides for a payment of $25,000 per year for a period of five- years.

h. In November, 1998, FIC and Family Life Insurance Company purchased 373,304 shares of FIC's common stock from the Roy F. and Joann C. Mitte Foundation, a Texas non-profit corporation (the "Foundation"). These shares had been previously donated to the Foundation by Mr. and Mrs. Mitte. The transaction, which was privately negotiated between FIC, Family Life Insurance Company and the Foundation, involved approximately 6.8% of the outstanding shares of FIC. The purchase price was at the then current market price of FIC's common stock ($18.625 per share). Family Life Insurance Company acquired 272,000 shares for its investment portfolio and FIC acquired 101,304 shares.

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

1.       Financial Statements as identified in Item 8 above.

2. Financial Statement Schedules Required to be filed by Item 8.

         a. Schedule I-Summary of Investments other than Investments in Related Parties.

         b.       Schedule II -Condensed Financial Statements of Registrant.
         c.       Schedule IV-Reinsurance.

3. Exhibits filed with this report or incorporated herein by reference are as listed in the Index to Exhibits on page EX-1.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        FORM 10-K--ITEM 14 (a)(1) and (2)
                          LIST OF FINANCIAL STATEMENTS
                                TABLE OF CONTENTS



(1) The following consolidated financial statements of InterContinental Life Corporation and Subsidiaries are included in Item 8:

         Report of Independent Accountants .................................F-2

         Consolidated Balance Sheets,
         December 31, 1998 and 1997........ ................................F-3

         Consolidated Statements of Income, for the
         years ended December 31, 1998, 1997 and 1996.......................F-5

         Consolidated Statements of Changes in Shareholders' Equity,
         for the years ended December 31, 1998, 1997 and 1996...............F-6

         Consolidated Statements of Cash Flows, for the years
         ended December 31, 1998, 1997 and 1996.............................F-9

         Notes to Consolidated Financial Statements...................,.....F-12

(2)      The   following   consolidated   financial   statement   schedules   of
         InterContinental Life Corporation and Subsidiaries are included:

         Schedule I - Summary of Investments Other
         Than Investments in Related Parties................................F-44

         Schedule II - Condensed Financial Statements of
         Registrant.........................................................F-45

         Schedule IV - Reinsurance..........................................F-49



All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are not applicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of InterContinental Life Corporation



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of InterContinental Life Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Dallas,  Texas
March 26, 1999

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                         December 31,
                                                    1998                 1997
ASSETS
Investments:
Fixed maturities, at
             amortized cost (market value
        approximates $3,059 and $3,332)       $    3,005            $    3,412
Fixed maturities available for sale,
         at market value (amortized cost
         $435,130 and $436,836)                  450,149               454,462
Equity securities, at market value
         (cost approximates $338 and $369)         3,121                 4,902
Policy loans                                      53,614                53,499
Mortgage loans                                    10,332                10,862
Invested real estate and other invested
         assets                                   10,025                 1,300
Short-term investments                           171,840               164,622

         Total investments                       702,086               693,059
Cash and cash equivalents                         12,206                 9,041
Notes receivable from affiliates                  47,645                53,792
Accrued investment income                          7,768                 7,781
Agent advances and other receivables              20,753                11,362
Reinsurance receivables                           18,847                20,433
Property and equipment, net                        3,470                 1,902
Deferred policy acquisition costs                 31,953                28,621
Present value of future profits of
         acquired businesses                      43,666                47,286
Deferred financing costs                               0                   111
Other assets                                      10,643                 7,929
Separate account assets                          451,211               440,336

         Total Assets                       $  1,350,248          $  1,321,653


         The accompanying notes are an integral part of the consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                            (in thousands of dollars)

                                                         December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY              1998                  1997

Policy liabilities and contractholder
 deposit funds:
Future policy benefits                       $   135,463           $   131,720
Contractholder deposit funds                     545,908               525,135
Unearned premiums                                  2,124                 2,507
Other policy claims and benefits payable          10,856                12,272

                                                 694,351               671,634
Other policyholders' funds                         3,056                 3,093
Senior loan                                        - 0 -                10,964
Deferred federal income taxes                     30,185                31,811
Other liabilities                                 20,127                20,299
Separate account liabilities                     448,294               438,090

         Total Liabilities                     1,196,013             1,175,891
Commitments and Contingencies(Note 13)
Redeemable preferred stock:
Class A Preferred, $1 par value,
 5,000,000 shares authorized, issued               5,000                 5,000
Class B Preferred, $1 par value,
 15,000,000 shares authorized, issued             15,000                15,000

                                                  20,000                20,000
Redeemable preferred stock held
 in treasury                                     (20,000)              (20,000)
                                                     -0-                   -0-
Shareholders' Equity:
Common Stock, $.22 par value,
 15,000,000 shares authorized;
 5,385,739 and 5,343,739 shares issued,
 and 4,376,706 and 4,331,335 shares
 outstanding in 1998 and 1997,
 respectively                                      1,185                 1,176
Additional paid-in capital                         4,385                 4,253
Accumulated other comprehensive income            11,571                14,403
Retained earnings                                140,356               129,237

                                                 157,497               149,069
Common treasury stock, at cost,
 1,009,033 and 1,012,404 in 1998
 and 1997,  respectively                          (3,262)               (3,307)

Total Shareholders' Equity                       154,235               145,762

Total Liabilities and Shareholders'
 Equity                                     $  1,350,248          $  1,321,653


                   The accompanying notes are an integral part
                          of the consolidated financial
                                   statements.
                                      F-4

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)

                                                   Year Ended December 31,

                                                 1998                1997              1996
Revenues:

 Premium                                     $   10,890           $  11,031           $  9,980
 Net investment income                           54,619              57,740             59,836
 Earned insurance charges                        41,067              40,853             42,238
 Gain on sale of real estate                        -0-              14,630             23,520
 Other                                            2,886               3,429              2,670

                                                109,462             127,683            138,244

Benefits and expenses:
 Policyholder benefits and expenses              38,367              37,962             40,091
 Interest expense on contract holders
         deposit funds                           29,966              30,533             32,068
 Amortization of present value of future
         profits of acquired businesses           5,903               6,311              3,366
 Amortization of deferred policy
         acquisition costs                        2,128               2,818              2,574
 Operating expenses                              14,853              16,798             15,884
 Interest expense                                   659               1,659              2,820

                                                 91,876              96,081             96,801

Income from operations                           17,586              31,602             41,443
Provision for federal income taxes:
   Current                                        6,899               9,005             10,227
   Deferred                                       (432)               2,057              4,278

                                                  6,467              11,062             14,505

Net income                                   $   11,119            $ 20,540          $  26,938

Basic:
Weighted average common stock
 outstanding                                      4,375               4,328              4,233
Basic earnings per share                           2.54            $   4.75          $    6.36

Diluted:
Common stock and common stock
         equivalents                              4,462               4,369              4,441
Diluted earnings per share                     $   2.49            $   4.70          $    6.07

  The accompanying notes are an integral part of these consolidated financial statements.
                                      F-5

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                      Additional
                                                Common Stock           Paid-in
                                              Shares      Amount       Capital
Balance at December 31, 1995                 5,166      $ 1,137        $ 3,521
 Comprehensive Income:
   Net income Other comprehensive income:
   Change in net unrealized appreciation
   of equity securities
   Change in net unrealized gain on
   investments in fixed maturities
   available for sale

 Total comprehensive income

 Options exercised                              58           13             231

Balance at December 31, 1996                 5,224        1,150           3,752
 Comprehensive income:
   Net income Other comprehensive income:
   Change in net unrealized appreciation
   of equity securities
   Change in net unrealized gain on
   investments in fixed maturities
   available for sale

 Total comprehensive income

 Treasury stock purchased
 Options exercised                             120           26             501

Balance at December 31, 1997                 5,344        1,176           4,253
 Comprehensive income:
   Net income Other comprehensive income:
   Change in net unrealized appreciation
   of equity securities
   Change in net unrealized gain on
   investments in fixed maturities
   available for sale
 Total comprehensive income
 Treasury stock reissued
 Options exercised                              42            9             132


Balance at December 31, 1998                 5,386      $ 1,185         $ 4,385


                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands of dollars)

                                          Accumulated Other Comprehensive Income

                                                       Net Unrealized
                                                       Gain on
                                         Net           Investments   Total
                                         Unrealized    In Fixed      Accumulated
                                         Appreciation  Maturities    Other
                                         of Equity     Available   Comprehensive
                                         Securities    For Sale      Income

Balance at December 31, 1995                $   748      $ 12,938      $ 13,686
 Comprehensive income:
   Net income Other comprehensive income:
   Change in net unrealized appreciation
    of equity securities                        507                         507
   Change in net unrealized gain on
    investments in fixed maturities
    available for sale                                    (11,413)      (11,413)

 Total comprehensive income                     507       (11,413)      (10,906)

 Options exercised
Balance at December 31, 1996                  1,255         1,525         2,780
 Comprehensive income:
   Net income Other comprehensive income:
   Change in net unrealized appreciation
    of equity securities                      1,691                       1,691
   Change in net unrealized gain on
    investments in fixed maturities
    available for sale                                      9,932         9,932

 Total comprehensive income                   1,691         9,932        11,623

 Treasury stock purchased
 Options exercised


Balance at December 31, 1997                 2,946         11,457        14,403
Comprehensive income:
  Net income Other comprehensive income:
 Change in net unrealized appreciation of
  equity securities                         (1,137)                      (1,137)
 Change in net unrealized gain on
  investments in fixed maturities
  available for sale                                       (1,695)       (1,695)

 Total comprehensive income                 (1,137)        (1,695)       (2,832)

 Treasury stock reissued
 Options exercised

Balance at December 31, 1998              $  1,809       $  9,762      $ 11,571


                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands of dollars)


                                                               Common           Total
                                           Retained            Treasury       Shareholders'
                                           Earnings              Stock           Equity

Balance at December 31, 1995               $ 81,759           $ (3,018)           $ 97,085
 Comprehensive income:
  Net income                                 26,938                                 26,938
 Other comprehensive income:
  Change in net unrealized appreciation
   of equity securities                                                                507
  Change in net unrealized loss on
   investments in fixed maturities
   available for sale                                                              (11,413)

 Total comprehensive income                  26,938                                 16,032

 Options exercised                                                                     244


Balance at December 31, 1996                108,697             (3,018)            113,361
 Comprehensive income:
   Net income                                20,540                                 20,540
 Other comprehensive income:
   Change in net unrealized appreciation
    of equity securities                                                             1,691
   Change in net unrealized loss on
    investments in fixed maturities
    available for sale                                                               9,932

 Total comprehensive income                  20,540                                 32,163

Treasury stock purchased                                          (289)               (289)

 Options exercised                                                                     527


Balance at December 31, 1997                129,237             (3,307)            145,762
 Comprehensive income:
   Net income                                11,119                                 11,119
 Other comprehensive income:
   Change in net unrealized appreciation
    of equity securities                                                            (1,137)
   Change in net unrealized loss on
    investments in fixed maturities
    available for sale                                                              (1,695)

 Total comprehensive income                  11,119                                  8,287

 Treasury stock reissued                                            45                  45

 Options exercised                                                                     141


Balance at December 31, 1998              $ 140,356           $ (3,262)          $ 154,235



                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                        Year Ended December 31,

CASH FLOWS FROM OPERATING                         1998              1997              1996

ACTIVITIES
Net Income                                    $ 11,119            $ 20,540           $ 26,938
Adjustments to reconcile net income to
       net cash (used in) provided by
operating activities:
Amortization of present value of future
          profits of acquired businesses         5,903               6,311              3,366
Amortization of deferred policy
         acquisition costs                       2,128               2,819              2,572
Depreciation                                       551               2,398              1,356
Net gain on sales of investments                  (988)            (14,805)           (23,394)
Financing costs amortized                          111                 525                961
Amortization of deferred gain on sale of
         real estate                              (110)               (110)              (110)
Changes in assets and liabilities:
Decrease in accrued investment income              698                 362                383
(Increase) decrease in agent advances and
         other  receivables                     (7,686)               4,170             (2,783)
Policy acquisition costs deferred               (5,460)              (4,502)            (4,584)
Decrease in policy liabilities and
contractholder deposit funds                   (16,194)             (17,585)           (16,374)
(Decrease) increase in other policyholders'
funds                                             (668)                (258)                20
(Decrease) increase in other liabilities        (1,036)               5,172            (13,270)
(Decrease) increase in deferred federal
 income taxes                                   (2,355)               5,302             (1,770)
(Increase) decrease in other assets             (2,691)               1,036             (2,106)
Other, net                                        (653)              (7,416)             5,331

Net cash (used in) provided by operating
 activities                                    (17,331)               3,959            (23,464)

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                    Year Ended December 31,
CASH FLOWS FROM INVESTING                         1998               1997               1996

ACTIVITIES
Purchase of insurance subsidiary                (1,322)            (11,688)               -0-
Investments purchased                          (41,915)            (24,276)           (55,395)
Proceeds from sales and maturities of
investments                                     77,700             117,025            112,791
Net change in short-term investments            (7,218)            (71,415)            (5,562)
Purchases & retirements of equipment            (2,119)               (283)             1,319
Decrease in notes receivable
from affiliates                                  6,148               6,148              1,284

Net cash provided by investing
activities                                      31,274              15,511             54,437


CASH FLOWS FROM FINANCING    ACTIVITIES
Issuance (purchase) of treasury stock               45                (289)               -0-
Issuance of common stock                           141                 527                244
Repayment of debt                              (10,964)            (13,980)           (34,441)

Net cash used in financing activities          (10,778)            (13,742)           (34,197)

Net increase (decrease) in cash and cash
equivalents                                      3,165               5,728             (3,224)
Cash and cash equivalents, beginning of
    year
                                                 9,041               3,313              6,537

Cash and cash equivalents, end of year       $  12,206            $  9,041           $  3,313



                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

         INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

Supplemental Cash Flow Disclosures:
                                              Year Ended December 31,
                                1998                 1997              1996
Income taxes paid            $  12,362           $   2,200          $  13,567
Interest paid                $     871           $   1,925          $   3,377

Supplemental Schedule of Non-Cash Investing Activities:

The Company purchased the outstanding capital stock of two life insurers in the second quarter of 1998 and the third quarter of 1997 for cash purchase prices of $16.6 million (including a $12.4 million dividend paid by the acquired company to its former parent) and $11.8 million, respectively, net of post closing adjustments. The consolidated statements of cash flows reflect the impact of these acquisitions. These purchases resulted in the Company receiving tangible assets and assuming liabilities as follows:


                                                  1998                  1997

                  Assets                      $  57,745             $   32,420
                  Liabilities                 $  41,135             $   20,653



                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

           INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

InterContinental Life Corporation (ILCO or the "Company") is principally engaged, through its subsidiaries, in administering existing portfolios of individual life insurance and annuity products. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents.

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

Investments

The Company's general investment philosophy is to hold fixed maturity securities until maturity. However, fixed maturities may be sold prior to the maturity dates in response to changing market conditions, duration of liabilities, liquidity factors, interest rate movements and other investment factors. Accordingly, most fixed maturity investments are classified as available for sale and are carried at market value. All other fixed maturities are carried at the lower of amortized cost or net realizable value as management has the positive intent and the Company has the ability to hold such investments to maturity. Unrealized gains and losses on securities available for sale are not recognized in earnings but are reported as a separate component of equity in accumulated other comprehensive income, net of income tax effect.

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

Real estate is carried at cost less accumulated depreciation, which is generally calculated using the straight-line method over 20 to 40 years. Accumulated depreciation on investments in real estate is $5,501,545 and $5,243,720 at December 31, 1998 and 1997, respectively. Interest is capitalized on funds expended for construction of facilities for the Company's own use and for facilities intended for sale or lease. Interest cost capitalized and included as a component of the historical cost of the assets was approximately $-0- and $237,000 in 1998 and 1997, respectively.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over estimated useful lives of 10 to 33 years for buildings and improvements and 10 years for furniture and equipment. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation for property and equipment and home office real estate was $5,091,033 and $4,517,477 at December 31, 1998 and 1997, respectively.

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

Present Value of Future Profits

The present value of future profits of acquired traditional life business is amortized over the premium paying period of the related policies in proportion to the ratio of the annual premium revenue to total anticipated premium revenue applicable to such policies. Interest on the unamortized balance is accreted at rates from 7.0% to 8.5%.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

Financing costs associated with the Company's Senior Loan were deferred and were amortized over the borrowing periods using the interest method.

Separate Accounts

Separate account assets, carried at market value, and liabilities represent policyholder funds maintained in accounts having specific investment objectives. The net investment income, gains and losses of these accounts, less applicable contract charges, generally accrue directly to the policyholders and are not included in the Company's statement of income.

Solvency Laws Assessments

The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The Company's insurance subsidiaries' expense for guaranty fund assessment from states which do not allow premium tax offsets is not material.

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

Liabilities for future policy benefits related to non-cancelable and guaranteed renewable accident and health contracts are computed based on industry and Company experience and estimated future investment yields ranging from 4 1/2% to 6%. Unearned premium reserves for credit life and accident and health contracts are computed on either the sum-of-the-year's digits or pro rata methods

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depending upon the type of coverage. In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health insurance policies were assumed by a third party reinsurer. (See Note 8.)

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the year ended December 31, 1997 and has restated the earnings per share computations for 1996 to conform to this pronouncement.

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company has adopted FAS 130 for the year ended December 31, 1998 and has restated the financial statement presentation for 1997 and 1996 as required by this pronouncement.

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company adopted SFAS 131 for the year ended December 31, 1998. As described in Note 1, the Company is principally engaged, through its

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries, in administering existing portfolios of individual life insurance and annuity products. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents. Management considers the Company's insurance operations to constitute one reportable segment. Premium revenues for traditional insurance products and earned insurance charges on universal life and annuity products are presented in the accompanying consolidated statements of income. No single customer accounts for 10 percent or more of the Company's revenue. The Company has no foreign operations.

In February 1998, the FASB issued FAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS 132 for the year ended December 31, 1998, and restated disclosures for 1997 and 1996 as required by this pronouncement.

In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company is required to adopt SOP 97-3 effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of this SOP is not expected to have a material impact on the Company's financial statements.

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 does not have a material impact on the Company's results of operations, liquidity or financial position.

Reclassification

Certain prior years' amounts have been reclassified to conform with the 1998 presentation.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Investments

Fixed Maturities

The amortized cost, gross unrealized gains and losses and market values of fixed maturities available for sale and fixed maturities held to maturity at December 31, 1998 and 1997, respectively were as follows (in thousands):

                                             Amortized     Gross Unreal-    Gross Unreal-       Market
                                               Cost         ized Gains       ized Losses         Value
Fixed Maturities Available for Sale as of
 December 31, 1998:
U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations                  $  37,360        $  3,293          $    1          $ 40,652
Obligations of states and political
 subdivisions                                   4,690             383             -0-             5,073
Corporate securities                          148,989           4,755             110           153,634
Mortgage-backed securities                    244,091           7,067             368           250,790


Total fixed Maturities Available
  For Sale                                    435,130           15,498             479          450,149
Fixed Maturities Held to Maturity:
Private placements-corporate                    3,005               54               0            3,059

Total Fixed Maturities                      $ 438,135         $ 15,552          $  479         $453,208


Fixed Maturities Available For Sale as
 of December 31, 1997
U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations                  $  24,556        $   1,334          $   65        $  25,825
Obligations of states and political
subdivisions                                    4,686              349             -0-            5,035
Corporate securities                          119,847            4,696             630          123,913
Mortgage-backed securities                    287,747           12,458             516          299,689

Total Fixed Maturities Available For Sale
                                              436,836           18,837           1,211          454,462
Fixed Maturities Held to Maturity:
 Private placements-corporate
                                                3,412               20             100            3,332

Total Fixed Maturities                      $ 440,248        $  18,857        $  1,311        $ 457,794

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of unrealized gains and losses on fixed maturities available for sale included in accumulated other comprehensive income reflected in the balance sheet have been reduced by estimated deferred taxes in the amount of $5,257,000 and $6,169,000 in 1998 and 1997, respectively.

The amortized cost and market value of fixed maturities available for sale and fixed maturities held to maturity at December 31, 1998 is shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                           Fixed Maturities Available for Sale

                                            Amortized                 Market
                                             Cost                      Value
                                                     (in thousands)
Due in one year or less                     $ 23,437                  $ 23,578
Due after one through five years              47,730                    49,263
Due after five through ten years              27,610                    29,215
Due after ten years                           92,263                    97,303
Mortgage backed securities                   244,090                   250,790

Total Fixed Maturities Available
 for Sale                                   $435,130                 $ 450,149


                                           Fixed Maturities Held to Maturity
                                             Amortized               Market
                                               Cost                   Value

                                                        (in thousands)
Due in one year or less                     $   -0-                   $   -0-
Due after one through five years              2,148                     2,171
Due after five through ten years                760                       777
Due after ten years                              97                       111
Mortgage backed securities                      -0-                       -0-

Total Fixed Maturities Held to Maturity    $  3,005                  $  3,059


Proceeds from sales and maturities of investments in fixed maturities during 1998, 1997 and 1996 were approximately $77,700,000, $57,840,000, and
$53,888,000.  Gross gains of approximately $178,000,  $293,000, and $322,000 and gross losses of approximately $16,000 $123,000, and $100,000 were realized on those sales and maturities in 1998, 1997 and 1996, respectively.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities

The change in net unrealized appreciation for equity securities was $(1,749,000) and $2,601,000 for the years ended December 31, 1998 and 1997, respectively. Amounts as of December 31 were as follows (in thousands):

                                              1998                   1997

Unrealized appreciation                   $   2,796              $  4,543
Unrealized depreciation                         (13)                  (11)

Net unrealized appreciation before tax        2,783                 4,532
Less: Federal income tax                       (974)               (1,586)

Net unrealized appreciation               $   1,809              $  2,946


Equity securities included a $3,083,438 investment, ($318,390 at cost), in 189,750 shares of common stock of Financial Industries Corporation (FIC) (See note 9). This represents 3.5% of FIC's outstanding common stock at December 31, 1998.

The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 1998, 1997 and 1996. The following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes which are reflected in accumulated other comprehensive income for the periods presented:

Change in Unrealized Gains (Losses)
 on Investments                       1998             1997         1996

                                                 (in thousands)
Fixed maturities                  $  (2,607)     $   15,280    $ (17,558)
Equity securities                    (1,749)          2,602          780

                                     (4,356)         17,882      (16,778)
Deferred federal income taxes        (1,524)          6,259       (5,872)

Net change in unrealized gains
 (losses) on investments          $  (2,832)     $   11,623    $ (10,906)

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reclassification adjustments required for the years ended December 31, 1998, 1997 and 1996:

Reclassification Adjustments                  1998         1997          1996
                                                  (in thousands)
Unrealized holding gains (losses)
 on investments arising during
 the period                              $   (2,621)     $  11,733    $ (10,761)
Reclassification adjustments for
 gains included in  net income                  211            110          145


Unrealized gains (losses) on
 investments, net of reclassification
 adjustment                              $   (2,832)     $  11,623    $ (10,906)


Net Investment Income

The  components  of  net  investment   income  are  summarized  as  follows  (in
thousands):

                                            Year Ended December 31,
                                          1998           1997            1996

 Fixed maturities                     $ 47,322        $ 46,570         $ 47,448
  Equity securities                          7              10               12
  Other, including policy loans,
  real estate and mortgage loans         8,275          14,826           15,708

                                        55,604          61,406           63,168
  Investment expenses                     (985)         (3,666)          (3,332)

  Net Investment Income               $ 54,619        $ 57,740         $ 59,836


Realized Gains and Losses

Net realized gains (losses) included in net investment income are summarized below (in thousands):
                                                 Year Ended December 31,
                                           1998           1997             1996

  Fixed maturities available for sale    $  161         $  171           $  222
  Equity securities                         164             (2)               1
  Other investments                         663              6             (256)

                                            988            175               33

  Income taxes                              346             61               12

  Net realized gains                     $  642         $  114           $   21

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mortgage loans and invested real estate

The Company's mortgage loans and invested real estate are diversified by property type, location and issuer. Mortgage loans are collateralized by the related properties and such loans generally range from 15% to 80% of the property's value at the time the loan is made. No new mortgage loans were made during the three year period ended December 31, 1998.

Non-income producing investments

The carrying value of non-income producing investments were as follows as of December 31:
                                   1998           1997
                                     (in thousands)
Fixed Maturities              $    -0-       $    -0-
Mortgage loans                      81             81

Total                          $    81       $     81


3.  Disclosures about Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments at December 31, 1998 are as follows:

                                    Carrying            Fair
                                     Amount             Value
                                          (in thousands)
Financial assets:
Fixed maturities                   $ 453,154        $ 453,208
Policy loans                          53,614           53,614
Mortgage loans                        10,332           10,883
Short-term investments               171,840          171,840
Cash and cash equivalents             12,206           12,206
Notes receivable from affiliates      47,645           47,645


                              Carrying              Fair
                               Amount              Value
                                     (in thousands)
Financial liabilities:
Deferred annuities          $ 134,062             $ 132,208
Supplemental contracts         14,859                14,228

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial investments:

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Present Value of Future Profits of Acquired Business

An analysis of the present value of future profits of acquired businesses is as follows:

                                              1998                 1997
                                                  (in thousands)
Beginning balance                         $  47,286            $  45,240
Acquisition of insurance subsidiary           1,981                8,357
Accretion of interest                         3,559                3,786
Amortization                                 (9,160)             (10,097)

Ending Balance                            $  43,666            $  47,286

Amortization of the present value of future profits included in the consolidated statements of income is presented net of the accretion of interest.

The estimated amount of present value of future profits to be amortized net of interest accretion during each of the next five years is as follows:
                     (in thousands)
               1999              $ 3,800
               2000              $ 3,506
               2001              $ 3,142
               2002              $ 2,912
               2003              $ 2,668
5.  Acquisition of Business

On June 30, 1998, ILCO, through its subsidiary, Investors-Indiana, acquired Grinnell Life Insurance Company ("Grinnell Life") an Iowa-domiciled life insurer, from Grinnell Mutual Life Insurance Company for an adjusted purchase price of $16.6 million. As part of the transaction, Grinnell Life was immediately merged with and into Investors-Indiana, with Investors-Indiana being the surviving entity.

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

On February 14, 1995, the Company and Investors-NA completed the purchase of Meridian Life Insurance Company (MLIC), a life insurer domiciled in Indiana, from Meridian Mutual Insurance Company. Under the terms of the agreement, the Company acquired approximately 82% of the outstanding common stock of MLIC for

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$14 million. Investors-NA acquired the remaining 18% for $3 million. Immediately after finalizing the transaction, ILCO contributed its acquired shares to unassigned surplus of Investors-NA, resulting in MLIC being a wholly owned subsidiary of Investors-NA. ILCO's senior loans were increased by $15 million (through an amendment to the loan agreement) to fund its portion of the purchase price. Subsequent to the purchase, MLIC's name was officially changed to Investors Life Insurance Company of Indiana (Investors-Indiana). The transaction was accounted for as a purchase business combination. Accordingly, the results of Investors-Indiana's operations are included in income from the date of the acquisition. The purchase price was allocated to the fair values of the assets and liabilities acquired, including the present value of future profits disclosed in Note 4.

6.  Senior Loans

The Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors-NA and Investors-CA. In January, 1993, the Company refinanced its Senior Loan. That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility were substantially the same as the terms and provisions of the 1988 senior loan. The average interest rate paid by the Company on its Senior Loan was approximately 7.76% during 1996, 7.68% during 1997 and 7.63% during 1998. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The U.S. federal income tax provision (benefit) charged to continuing operations for the years ended December 31, was as follows:


                                     1998            1997              1996
                                                (in thousands)
  Current tax provision            $ 6,899         $ 9,005          $ 10,227

  Deferred tax provision              (432)          2,057             4,278

  Total provision for income
   taxes                           $ 6,467        $ 11,062          $ 14,505

Provision has not been made for state and foreign income tax expense since expense is minimal. Premium taxes are paid to various states where premium revenues are earned. Premium taxes are included in the statement of income as operating expenses.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following differences:

                                                 1998       1997          1996
                                                     (in thousands)
Income taxes at the U.S. Statutory rate        $ 6,155    $ 11,062     $ 14,505

Increase (decrease in taxes resulting from:
 Non-deductible compensation                       312         -0-          -0-

Total provision for income taxes               $ 6,467    $ 11,062     $ 14,505

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                                      December 31,
                                                1998                1997
Deferred Tax Liability:                              (in thousands)
  Deferred policy acquisition costs        $   6,897             $   5,773
  Present value of future profits             12,718                13,689
  Net unrealized appreciation on
   marketable securities                       6,231                 7,755
  Acquisition discounts on mortgages/
   policy loans                                1,213                 1,458
  Reinsurance recoverable                      5,607                 6,212
  Other taxable temporary differences          2,782                 1,960

  Total deferred tax liability                35,448                36,847

  Deferred Tax Asset:
  Policy reserves                              1,896                 2,858
  Invested assets                              1,759                   413
  Net operating loss carry forward             1,298                 1,465
  Minimum tax credit                             310                   300

  Total deferred tax asset                     5,263                 5,036

  Net deferred tax liability               $  30,185             $  31,811

Deferred federal income tax expense (benefit) of $(1,524,000) and $6,258,000 for 1998 and 1997, respectively, have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the balance of the deferred tax liability account. This increase or decrease in deferred tax liability has been recorded as a reduction or increase to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense included in net income from operations.

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of Investors-IN and Investors-NA was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as "policyholders' surplus accounts". Subject to certain limitations,"policyholders' surplus" is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

company. The accumulation in these accounts for Investors-NA and Investors-IN at December 31, 1998 was $8,225,000 and $4,357,000, respectively. Federal income tax of $2,879,000 and $1,525,000 would be due if the entire balance is distributed at a tax rate of 35%.

The Company does not anticipate any transactions that would cause any part of the policyholders' surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 1998, Investors-NA and Investors-IN have approximately $131,000,000 and $15,500,000, respectively, in the aggregate in their shareholders' surplus accounts from which distributions could be made without incurring any federal tax liability.

At December 31, 1998, the Company and its non-life wholly-owned subsidiaries have net operating loss carry forwards of approximately $3.7 million.

At December 31, 1998, there were no IRS examinations in progress for the Company or its subsidiaries.

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

In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health insurance policies were assumed by a third party reinsurer. The transfer is effective as of July 1, 1997. These risks and contractual obligations were sold pursuant to, first, a coinsurance reinsurance agreement. Following applicable regulatory approvals, the reinsurer will assume the direct obligations of the companies, on an assumption reinsurance basis. The decision to dispose of this block of business was based on management's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of the subsidiaries. The sale permits the company to focus on its primary business: life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6,327,504. In addition to the transfer of reserves, the life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts reported in the consolidated financial statements for reinsurance ceded are as follows:

                                                      December 31,
                                             1998                     1997
                                                   (in thousands)
 Future policy benefits                   $  10,178                 $ 10,008
 Unearned premiums                            1,878                    2,307
 Other policy claims and benefits payable     4,225                    5,434
 Amounts recoverable on paid claims           2,566                    2,684

 Reinsurance receivables                     18,847                 $ 20,433


                                                   Year ended December 31,
                                           1998          1997            1996
                                                     (in thousands)
  Premiums                               $ 11,511     $ 10,438         $ 7,962
  Policyholder benefits and expenses     $ 20,311     $ 15,286        $ 14,712

9. Shareholders' Equity

Financial Industries Corporation ("FIC"), a life insurance holding company, retains ownership of approximately 45% of the Company's outstanding common stock. FIC held options to purchase up to an additional 1,702,155 shares of the Company's authorized but unissued common stock at a price equal to the average market value during the six months preceding the exercise date. These options expired on September 30, 1998.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (before surplus debenture interest expense) and capital and surplus of Investors-NA as reported to insurance regulators and as determined in accordance with statutory accounting practices are as follows:
                               Year Ended December 31,
                           1998            1997        1996
  Net Income            $ 14,246        $ 25,925      $ 33,068
  Capital and Surplus   $ 70,627        $ 73,932      $ 56,174

The insurance regulations of the state of Washington limit the amount an insurer may invest in the obligations of any one corporation to four percent of the insurer's statutory admitted assets. Investors-NA held $40,903,140 and
$46,057,300 in subordinated notes issued by Family Life Corporation, a wholly-owned subsidiary of FIC, at December 31, 1998 and 1997, respectively. This investment exceeds the limit on investments prescribed by the state of Washington by $-0- and $2,606,560 at December 31, 1998 and 1997, respectively. Prior to the acquisition of these notes, Investors-NA received written approval from the Washington State Insurance Department for the inclusion of the full amount of these notes in its statutory admitted assets. At December 31, 1998 and 1997, this permitted practice increased statutory surplus by $-0- and $2,606,560 over what it would have been under prescribed statutory accounting practices.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. It is not known whether the Company's insurance subsidiaries states of domicile Insurance Departments will adopt the Codification, and whether the Departments will make any changes to that guidance. The Company has not estimated the potential effect of the Codification guidance on statutory net income and statutory capital and surplus if adopted by the Department. However, the actual effect of adoption could differ as changes are made to the Codification guidance, prior to its recommended effective date of January 1, 2001.

In 1988, the Company authorized the issuance of 10 million shares of Class C Preferred Stock, $1.00 par value. The Company was not permitted, under the provisions of the Senior Loan Agreements (See Note 6), to issue any preferred stock except Class A and Class B issued in connection with the acquisition of the Investors Life Companies. The Company has reacquired the Class A and Class B Preferred Stock and holds the shares in treasury.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The pension costs for the plan includes the following components:

                                           1998        1997          1996

                                                (in thousands)
 Service cost for benefits earned
  during the period                      $ 460        $ 390        $ 502

 Interest cost on projected benefit
 obligation                                793          693          686
 Expected return on plan assets         (1,235)      (1,226)      (1,128)
 Amortization of unrecognized prior
 service cost                             (229)        (229)        (229)

         Pension benefit                $ (211)      $ (372)      $ (169)

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the funded status of the plan at December 31:

                                                1998                1997
                                                     (in thousands)
  Change in benefit obligation:
    Benefit obligation at beginning
     of period                                $ 11,162             $ 8,936
     Service cost                                  460                 390
     Interest cost                                 793                 693
     Benefits paid                                (443)               (399)
     (Gain)/Loss due to change in
      assumptions                                  804                 -0-
     (Gain)/Loss due to experience                 (50)              1,542

    Benefit Obligation at end of year         $ 12,726            $ 11,162


  Change in plan assets:

  Fair value of plan assets at
   beginning of year                          $ 15,681              $15,322

  Actual return on plan assets                   1,000                 758

  Benefits paid                                   (443)               (399)

  Fair value of plan assets at end of year    $ 16,238            $ 15,681

         Funded Status:

         Funded status at end of year          $ 3,512             $ 4,519

         Unrecognized prior service cost          (469)               (698)

         Unrecognized actuarial net
          (gain) loss                            1,683                 693

         Prepaid pension expense at end
          of year                              $ 4,726             $ 4,514

The significant assumptions for the plans are as follows:

The discount rate for projected benefit  obligations was 7.25%,  7.75% and 7.75%

            INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS


in 1998, 1997 and 1996. The assumed long-term rate of compensation increases was 5.0%, 6.0% and 6.0% for 1998, 1997 and 1996. The assumed long-term rate of return on plan assets was 8.0% for 1998, 1997 and 1996. Assumed expenses as a percentage of plan assets were 0%, 0% and .5% for 1998, 1997 and 1996, respectively.

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

Employee Stock Ownership Plan

During 1979, the Company established an Employee Stock Ownership Plan and a related trust for the benefit of its employees. The Plan generally covers employees who have attained the age of 21 and have completed one year of service. Vesting of benefits to employees is based on number of years of service. No contributions were made to the Plan in 1998, 1997 or 1996. At December 31, 1998, the Plan had a total of 319,488 shares which are allocated to participants.

During 1995, the Plan was amended to allow for the addition of FLIC as a participating employer, thus allowing FLIC employees to participate in the Plan. The amendment did not affect the Plan's tax-qualified status.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Under the Company's Incentive Stock Option Plan, options to purchase shares of the Company's common stock, at 100% of fair market value on the date of grant, have been granted to key employees. A total of 315,000 shares of the Company's common stock are currently reserved for issuance under this plan. As of December 31, 1998, options to purchase 327,850 shares have been granted since the plan's inception. As of December 31, 1998, 241,750 options have been exercised and 86,100 options have been terminated.

At December 31, 1998 there were no options remaining under the ISO Plan to purchase shares of the Company's common stock. The number of options exercised in 1998, 1997 and 1996 were -0-, 72,000 and 9,500, respectively.

Under the Non-Qualified Stock Option Plan for certain officers, directors, agents and others, the Board of Directors is authorized to issue options to purchase up to 600,000 shares of the Company's common stock at 100% of the fair market value on the date of grant but in no case less than $3.33 per share. In 1988, options to purchase 330,000 shares were granted at a price of $3.33 per share. In 1990, options to purchase 30,000 shares expired. In 1991, options to purchase 50,000 shares were granted at prices ranging from $8.75 to $9.25. In 1992 options to purchase 60,000 shares expired. In 1995, options to purchase 60,000 shares were granted at a price of $11.12 per share. These same options, along with 20,000 other options, were terminated in 1996. In 1997 42,000 options were canceled. There were no options granted in 1998, 1997 and 1996. The number of options exercised in 1998, 1997 and 1996 were 42,000, 48,000, and 48,000, respectively.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarized activity under all Plans for each of the three years ended December 31, 1998:
                                                  1996         Weighted Average
                                                  Shares        Exercise Price
                                                 (000's)
Outstanding at the beginning of the year           384               $  5.75
         Granted                                     0                     0
         Exercised                                 (58)                 4.24
         Canceled                                  (80)                10.65

Outstanding at the end of the year                 246               $  4.50

Options exercisable at year end                    120                $ 4.38
Weighted average fair value of options
granted during the year                                                $ -0-

                                               1997            Weighted Average
                                               Shares            Exercise Price
                                              (000's)

Outstanding at the beginning of the year           246              $   4.50
         Granted                                     0                  0.00
         Exercised                                (120)                 4.38
         Canceled                                  (42)                 7.20

Outstanding at the end of the year                  84              $   3.33
Options exercisable at year end                    -0-              $    -0-
Weighted average fair value of options
 granted during the year                                            $    -0-
                                                1998           Weighted Average
                                                Shares           Exercise Price
                                               (000's)
Outstanding at the beginning of the year           84               $  3.33
         Granted                                  -0-                  0.00
         Exercised                                (42)                  3.33
         Canceled                                  -0-                  0.00

Outstanding at the end of the year                 42                $  3.33

Options exercisable at year end                    -0-               $   -0-
Weighted average fair value of options
 granted during the year                                             $   -0-

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1998:
                                                     Options Outstanding
                               Number Outstanding    weighted-average remaining
Range of exercise prices       December 31, 1998     contractual Life (years)
                 $3.33                   42,000                  1 year

                               Weighted Average
Range of exercise prices       Exercise prices
                 $3.33                  $3.33


                               Number exercisable     Weighted average
Range of Exercise prices       December 31, 1998      exercise price
                 $3.33                       -0-                $3.33

11. Leases

The Company and its subsidiaries occupy office facilities under lease agreements which expire at various dates through 2005. Certain office space leases may be renewed at the option of the Company.

Rent expense in 1998, 1997, and 1996 was $2,283,198, $3,147,037, and $2,466,679,
respectively, under these lease agreements. Minimum annual future rentals are as follows:
                                              (in thousands)
                                             1999       1,783
                                             2000       1,783
                                             2001       1,766
                                             2002       1,400
                                             2003         671
                                   Thereafter           1,273
                                                    $   8,676

12. Related Party Transactions

The obligations of the Company under the Senior Loan were guaranteed by FIC. FIC presently owns 1,966,346 shares of the company's Common Stock, constituting 44.93% of such shares outstanding. FIC held options to acquire an additional 1,702,155 shares at the average bid price of such shares during the six-month period preceding the date of any such purchase as long as ILCO's debt guaranteed by FIC (the Senor Loans) remained outstanding.. As described in Note 6, the current Senior Loan of ILCO was fully repaid on September 30, 1998. Accordingly, FIC's rights under the 1986 option agreement expired on September 30, 1998.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIC Property Management, Inc., ("FIC Property"), a subsidiary of FIC, conducted the leasing activities for the Bridgepoint Square properties previously owned by Investors-NA. As described in Note 1, these properties were sold in 1997.

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

As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a senior loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options was extended to September 12, 2006.

On July 30, 1993, the subordinated indebtedness owed to Merrill Lynch and its affiliate was prepaid. The Company paid $38 million plus accrued interest to retire the indebtedness, which had a principal balance of approximately $50 million on July 30, 1993. The primary source of the funds used to prepay the subordinated debt was new subordinated loans totaling $34.5 million that FLC and Family Life Insurance Investment Company ("FLIIC"), another subsidiary of FIC, obtained from Investors-NA. The principal amount of the new subordinated debt was payable in four equal annual installments in 2000, 2001, 2002 and 2003 and bears interest at an annual rate of 9%. The other terms of the new debt are substantially the same as those of the $22.5 million subordinated loans that Investors-NA had previously made to FLC and that continue to be outstanding.

In June, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12%, (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the $1,977,119 principal balance of the note is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

In December 1998 FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder, FIC. Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

The Company reimbursed FIC for rental expenses and certain other operating expenses incurred during 1998, 1997 and 1996 on behalf of the Company. The amount of such reimbursement was approximately $-0-, $822,000 and $305,000, respectively.

Data processing services for ILCO's and FIC's insurance subsidiaries are provided by FIC Computer Service, Inc. ("FIC Computer"), a subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. The Company's insurance subsidiaries paid $2,818,095, $3,010,110 and $2,243,234 and Family Life paid $1,610,397, $824,425 and $1,055,639 to FIC Computer for data processing services provided during the years ended December 31, 1998, 1997 and 1996, respectively.

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

ILCO received $11 million, $14 million, and $14 million from Family Life for direct costs incurred by ILCO on behalf of Family Life's operations in 1998, 1997 and 1996, respectively. Under an agreement between ILCO and Family Life all direct costs incurred on behalf of the other are to be reimbursed.

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

14. Net Income Per Share

The following table reflects the calculation of basic and diluted earnings per share:

                                                            Year Ended December 31,
                                                  1998           1997            1996
                                                (in thousands except per share amounts)
Basic:
Net income available to common shareholders   $ 11,119        $ 20,540          $26,938
Weighted average common stock outstanding        4,375           4,328            4,233
Basic earnings per share                        $ 2.54          $ 4.75          $  6.36
Diluted:
Net income available to common shareholders   $ 11,119        $ 20,540          $26,938
Weighted average common stock outstanding        4,375           4,328            4,233
Common stock options                             1,319              88            1,993
Repurchase of treasury stock                    (1,232)            (47)          (1,785)

Common stock and common stock equivalents        4,462           4,369            4,441
Diluted earnings per share                      $ 2.49          $ 4.70          $  6.07

The options held by FIC to purchase ILCO stock were excluded from the 1997 diluted EPS calculation as they were anti dilutive.

                INTERCONTENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

15. Quarterly Financial Data (unaudited) ( in thousands, except per share amounts)

                                        Three Months            Three Months
                                           Ended                   Ended
                                          March 31,               June 30,

                                  1998           1997         1998        1997

Net Operating Revenue           $  27,872     $ 27,401    $  27,527     $ 28,555
Net Income                      $   2,719     $  2,700    $  2,808      $  2,942
Basic earnings per share        $    0.63     $   0.64    $   0.64      $   0.68
Diluted earnings per share      $    0.62     $   0.61    $   0.62      $   0.67


                                      Three Months             Three Months
                                          Ended                   Ended
                                      September 30,            December 31,
                                    1998         1997         1998         1997

Net Operating Revenue            $  27,269     $ 29,306     $ 26,793   $ 42,421
Net Income                       $   2,829     $  2,837     $  2,763   $ 12,061
Basic earnings per share         $    0.65     $   0.66     $   0.63   $   2.79
Diluted earnings per share       $    0.64     $   0.62     $   0.63   $   2.69

16.  Subsequent Events

On March 6, 1999, the Company's Board of Directors approved a stock dividend in the amount of one share of ILCO common stock for each share issued and outstanding. The stock dividend was paid on March 17, 1999, to holders of record on March 8, 1999.

         INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES SCHEDULE I -
                SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN
                        RELATED PARTIES December 31, 1998
                            (in thousands of dollars)

                  Column A                Column B              Column C                Column D
                                                                                  Amount at which Shown
                                                                                  in the Balance Sheet
             Type of Investment            Costs                  Value
Fixed maturities available for sale:
United States Government and
government agencies and
authorities                             $   37,360             $   40,652              $    40,652
States, municipalities and political
subdivisions                                 4,690                  5,073                    5,073
Corporate securities                       148,989                153,634                  153,634
Mortgage-backed securities                 244,091                250,790                  250,790

Total fixed maturities available for
sale                                       435,130                450,149                  450,149
Fixed maturities held to maturity            3,005                  3,059                    3,005

Total fixed maturities                     438,135                453,208                  453,154

Equity securities:
Public utilities                                 2                      2                        2
Industrial, miscellaneous and all
other                                           18                     36                       36

Total equity securities                         20                     38                       38


Policy loans                                53,614                 53,614                   53,614
Mortgage loans                              10,332                 10,883                   10,332
Real estate                                 10,025                 10,025                   10,025
Short term investments                     171,840                171,840                  171,840

Total investments                      $   683,966             $  699,608         $        699,003


               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                 BALANCE SHEETS



                                               December 31, 1998 and 1997
                                                (in thousands of dollars)

ASSETS                                         1998                    1997

Short-term investments                     $   3,732                $    692
Cash and cash equivalents                        157                      99

Subordinated debenture receivables
 from Investors Life Insurance
 Company of North America, due
 September 30, 1999                           15,896                  27,796
Investments in and advances to
 subsidiaries
                                             134,437                 128,305
Accounts receivable                            4,960                   4,940
Property, plant and equipment, net               265                     271
Other assets                                     388                     493

         Total Assets                 $      159,835          $      162,596

               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                            BALANCE SHEETS, continued
                           December 31, 1998 and 1997
                            (in thousands of dollars)


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:                                     1998                 1997

Accounts payable and accrued
 expenses                                    $   2,409            $   2,570
Senior loan                                        -0-               10,964
Deferred gain on sale of
 real estate                                       738                 847


Total Liabilities                                3,147               14,381
Redeemable preferred stock:
 Class A preferred stock, $1 par value,
 shares authorized and issued                    5,000                5,000
Redeemable preferred stock:
 Class B preferred stock, $1 par value,         15,000               15,000
 shares authorized and issued                   20,000               20,000

Redeemable preferred stock,
 repurchased and held as
 treasury stock                                (20,000)             (20,000)
                                                   -0-                  -0-

Shareholders' Equity:

Common stock, $.22 par value,
 15,000,000 shares authorized;
 5,385,739 and 5,343,739 shares
 issued, 4,376,706 and 4,331,335
 shares outstanding in 1998 and
 1997, respectively                               1,185                1,176

Additional paid-in capital                        4,385                4,253

Accumulated other comprehensive
 income                                          11,571               14,403

Retained earnings (including
 $135,423 and $125,452 of
 undistributed earnings of
 subsidiaries at December 31,
 1998 and 1997, respectively)                   140,356              129,237

                                                157,497              149,069
Common treasury stock, at cost,
 684,273 and 687,644  shares in
 1998 and 1997                                     (809)                (854)

Total Shareholders' Equity                      156,688              148,215

Total Liabilities and
 Shareholders' Equity                     $     159,835      $       162,596


               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT,
                              STATEMENTS OF INCOME
                  Years Ended December 31, 1998, 1997 and 1996
                            (in thousands of dollars)

                                                    1998               1997            1996

Revenues charged to subsidiaries:
Interest income                                 $  2,391           $   3,345         $  4,915
Other income                                         138                 131              133

                                                   2,529               3,476            5,048

Operating expenses                                   348                 958            2,513
Interest expense                                     415               1,417            2,613

                                                     763               2,375            5,126

Income (loss) from operations                      1,766               1,101              (78)
Federal income tax provision (benefit)               618                 385              (27)

undistributed earnings from subsidiaries           1,148                 716              (51)

Equity in undistributed earnings from
subsidiaries                                       9,971              19,824           26,989

Net income                                  $     11,119      $       20,540      $    26,938


               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
                SCHEDULE II - CONDENSED STATEMENTS OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                         Year ended December 31,
CASH FLOWS FROM OPERATING                        1998              1997        1996

ACTIVITIES:
Net income                                   $ 11,119           $ 20,540    $ 26,938
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating activities:

Amortization of deferred gain
 on sale of real estate                          (110)              (109)       (110)

Unrealized appreciation of equity
 securities held by insurance
 subsidiaries                                  (1,137)             1,691         507

Decrease in accounts receivable                   (20)             1,023         -0-

Increase in investment in and
 advances to subsidiaries                      (7,820)           (26,618)     (26,284)

(Decrease) increase in accounts
 payable and accrued expenses                    (161)               344       (3,067)

Decrease in other assets                          105                           1,215

Other                                             -0-                  6            2

Net cash provided by (used in) operating
activities                                      1,976              (2,594)       (799)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Change in short term investments               (3,040)              5,560         770

Net cash (used in) provided by investing
activities                                     (3,040)              5,560         770
CASH FLOWS FROM FINANCING
ACTIVITIES:
Repayment of debt                             (10,964)            (13,980)    (34,441)
Stock options exercised                           141                 527         244
Purchase of treasury stock                         45                (290)        -0-
Payment received on subordinated
 debenture receivable                          11,900              10,750      34,289

Net cash provided by (used in)
financing activities                            1,122              (2,993)         92

Net increase (decrease) in cash                    58                 (27)         63
Cash, beginning of year                            99                 126          63

Cash, end of year                       $         157            $     99      $  126


  INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY) SCHEDULE IV - REINSURANCE
                            (in thousands of dollars)




                                                   Ceded to           Assumed
                                   Direct            Other           From Other
1998                               Amount           Companies        Companies
Life insurance in -force       $ 7,258,662       $ 1,531,981        $   331,133

Life insurance                 $    12,782       $     2,112        $        48
Accident-health insurance            1,001               830                  1

Total                          $    13,783       $     2,942        $        49

1997
Life insurance in-force        $ 7,788,147       $ 1,636,371        $   174,777

Life insurance                 $    12,661       $     2,186        $       114
Accident-health insurance              809               404                 37

Total                          $    13,470       $     2,590        $       151

1996
Life insurance in -force       $ 6,934,547       $ 1,112,318        $    93,927

Life insurance                 $    10,611       $     1,913        $       101
Accident-health insurance              947              (202)                32

Total                          $    11,588       $     1,711        $       133

               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
                      SCHEDULE IV - REINSURANCE, continued
                            (in thousands of dollars)


                                                                     Percentage
                                                 Net                  Of Amount
                                                Amount                 Assumed
1998
Life insurance in-force                      $ 6,057,814                 5.47%

Premium:
         Life insurance                      $    10,718                 0.45%
         Accident-health insurance                   172                 0.58%

Total                                        $    10,890                 0.45%


1997
Life insurance in-force                      $ 6,326,553                 2.76%

Premium:
         Life insurance                      $    10,589                 1.08%
         Accident-health insurance                   442                 8.37%

Total                                        $    11,031                 1.37%

1996
Life insurance in-force                      $ 5,916,156                 1.59%

         Life insurance                      $     8,799                 1.15%
         Accident-health insurance                 1,181                 2.71%

Total                                        $     9,980                 1.33%

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         InterContinental Life Corporation
                                                   (Registrant)


By:      /s/ Roy F. Mitte                   By:      /s/ James M. Grace
         --------------------------                  ---------------------------
         Roy F. Mitte, Chairman of                   James M. Grace, Treasurer,
         the Board, President and                    Principal Accounting
         Chief Executive Officer                     and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

/s/ Roy F. Mitte                                     /s/ James M. Grace
Roy F. Mitte, Director                               James M. Grace, Director

/s/ Eugene E. Payne                                   /s/ Jeffrey H. Demgen
Eugene E. Payne, Director                            Jeffrey H. Demgen, Director

/s/ Robert A. Bender                                 /s/ Theodore A. Fleron
Robert A. Bender, Director                          Theodore A. Fleron, Director

/s/ W. Lewis Gilcrease                               /s/ Richard A. Kosson
W. Lewis Gilcrease, Director                         Richard A. Kosson, Director

 /s/ Elizabeth T. Nash                               /s/ H. Gene Pruner
Elizabeth T. Nash, Director                          H. Gene Pruner, Director

/s/ Steven P. Schmitt
Steven P. Schmitt, Director

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

                                      (iii)    Amendment filed February 10, 1983

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


                                     Ex - 1

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

10(al)                     Pledge   Agreement   dated   as   of
                           December 28, 1988 between Registrant
                           and  The  First   National  Bank  of
                           Chicago, as Agent.
                           (5)

10(am) Surplus Debenture dated as of December 28, 1988 in the amount of $140,000,000 made by Standard to Registrant. (5)

10(an) Warrant Agreement dated as of December 29, 1988 between Registrant and a Connecticut based insurance/ financial services company. A Warrant Agreement in substantially identical form was executed with seven other entities. (5)

10(aq) Registrant's Defined Benefit Pension Plan, effective as of January 1, 1988.


                                                      Ex - 2

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


                                                      Ex - 3

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
                         $15,000,000  made by New Standard to
                         Registrant.
                         (10)

10(aag) Terms and Conditions of Employment Contracts of James M Grace, Eugene E. Payne and Joseph F. Crowe approved by Registrant's Board of Directors on May 16, 1991, ((10)

10(aah) Letter agreement and addendum dated July 23, 1992 between Investors Life Insurance Company of North America and Mr. and Mrs. Theodore A. Fleron. (10)

10(aai)                  Letter agreement dated October 15, 1992 between Roy F.
                         Mitte and Registrant evidencing surrender and cancellation of stock options. (10)

10(aaj) Note dated July 30, 1993 in the amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America. (11)

10(aak) Note dated July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America. (11)

10(aal) Amendment No. 1 dated July 30, 1993 between Family Life Corporation and Investors Life Insurance Company of North America amending $22.5 million note. (11)

10(aam) Cancellation of Stock Option Agreement dated October 21 1993 between Registrant and Roy F. Mitte. (11)

10(aan)                  Waiver and Amendment Agreement dated
                         as  of  July  23,   1993  among  the
                         Registrant    and   certain    banks
                         identified therein.
                         (12)

                                     Ex - 4

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

10(aax) Amendment Agreement dated as of August 8, 1995 among the Registrant and certain banks identified therein.(13)

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

                                                      Ex - 5

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
                              (14)

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

10(aaaf) Waiver Agreement dated as of December 12, 1996 between Registrant and certain banks identified therein.(14)

10(aaag) Amendment Agreement dated December 12, 1996 to the Option Agreement by Financial Industries Corporation in favor of Investors Life Insurance Company of North America and Investors Life Insurance Company of California. (14)


                                                      Ex - 6

10(aaah) Amendment and Waiver Agreement dated as of March 31, 1997 among the Registrant and certain banks identified therein. (16).

10(aaai) Amendment and Waiver Agreement dated as of December 9, 1997 among the Registrant and certain banks identified therein. (16).

10(aaaj)          Ex-9          Assignment Agreement  dated December 23, 1998,
                                from Family Life Insurance Investment Company to
                                Financial Industries Corporation, assigning the
                                9% Senior Subordinated Note dated July 30, 1993 in the amount of $4.5 million made by Family
                                Life Insurance Investment Company in favor of
                                Investors Life Insurance Company of North
                                America.

21                Ex-11         Subsidiaries of the Registrant.

23                Ex-12         Consent of PricewaterhouseCoopers, LLP.



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

 (5) Filed with Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference,

 (6) Filed with Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

 (7) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

                                                      Ex - 7

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

(16) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.



                                     Ex - 8

                                Exhibit 10(aaaj)


Assignment of 9% Senior Subordinated Note Dated July 30, 1993


This Assignment Agreement ("Assignment") is entered into effective December 23, 1998 , 1998 by and between Family Life Insurance Investment Corporation ("Assignor"), Financial Industries Corporation ("Assignee") and Investors Life Insurance Company of North America ("Payee").

          WHEREAS, Assignor is the obligor and Payor under that certain 9% Subordinated Senior Note dated July 30, 1993 in the principal amount of $4,500,000, as amended by Amendment No. 1 dated December 12, 1996, with a current principal balance of $4,279,221 (as amended, the "Note"), and

          WHEREAS, Investors Life Insurance Company of North America is the Payee under the Note, and

          WHEREAS, Assignor will dissolve pursuant to a Plan of Dissolution and Articles of Dissolution dated November 30, 1998 which were prepared by the Board of Directors of Assignor and approved by the shareholders of Assignor, and

          WHEREAS, Assignee has agreed to assume all of the rights, duties and obligations of Assignor under the Note, and

          WHEREAS, Payee has agreed to release Assignor from Assignor's duties and obligations under the Note once the Note is assumed by Assignee,

          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

         1. Capitalized terms used herein and not otherwise defined in this Assignment shall have the meanings attributed to such terms in the Note.

         2. Assignor hereby assigns and sets over to Assignee all of Assignor's rights, duties and obligations under the Note.

         3. Assignee hereby accepts all of Assignor's rights, duties and obligations under the Note and agrees to perform all of the duties and obligations contained in the Note.

         4. By consenting to this Assignment, Payee agrees that Assignee shall assume all of Assignor's rights, duties and obligations under the Note.

                                     Ex - 9

          IN WITNESS WHEREOF, Family Life Insurance Investment Company, Financial Industries Corporation and Investors Life Insurance Company of North America have executed this Assignment as of December 23 , 1998

                                      Assignor:

                                      FAMILY LIFE INSURANCE
                                      INVESTMENT CORPORATION

                                      By: /s/ James M. Grace
                                      Name:   James M. Grace
                                      Title: Executive Vice President


                                      Assignee:

                                      FINANCIAL INDUSTRIES
                                      CORPORATION

                                      By:   /s/ Roy F. Mitte
                                      Name:    Roy F. Mitte
                                      Title:     President


Approved and Agreed to by Payee:

INVESTORS LIFE INSURANCE COMPANY
OF NORTH AMERICA

By: /s/ Roy F. Mitte
Name:   Roy F. Mitte
Title:    President

                                     Ex - 10

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

                              ILG Sales Corporation

                       InterContinental Growth Plans, Inc.

                      InterContinental Life Agency, Inc. *



         *Wholly-owned subsidiary of InterContinental Growth Plans, Inc.




                                     Ex - 11

                                   EXHIBIT 23




                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-71074) of InterContinental Life Corporation of our report dated March 26, 1999 appearing on page F-2 of this Form 10-K.







PricewaterhouseCoopers LLP
Dallas, Texas
March 26, 1999


                                     Ex - 12