Form 10-Q
period 1999-03-31
INTERCONTINENTAL LIFE CORP
filed 1999-05-14
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1999
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


Number of common shares outstanding ($.22 Par Value) at end of period: 8,791,516

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
     March 31, 1999 and December 31, 1998.................................... 3

Consolidated Statements of Income
     For the three month periods ended
     March 31, 1999 and 1998................................................. 5

Consolidated Statements of Cash Flows
     For the three month periods ended
     March 31, 1999 and 1998 ................................................ 6

Notes to Consolidated Financial Statements................................... 8

Item 2. Management's Discussion and Analysis of
     Financial Conditions and Results of Operations..........................10

Item 3. Quantitative and Qualitative Disclosures
     About Market Risk...................................................... 17

Part II

Other Information............................................................19

Signature Page...............................................................20

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                     March 31,               December 31,
                                                        1999                      1998
                                                    (Unaudited)
ASSETS
Investments:
Fixed maturities, at amortized
 cost (market value approximates
 $2,838 and $3,059 at March 31,
 1999 and December 31, 1998)                          $    2,813                $  3,005
Fixed maturities available for sale,
 at market value (amortized cost
 $415,629 and $435,130 at March 31,
 1999 and December 31, 1998)                             428,633                 450,149
Equity securities, at market value
(cost approximates $338 at March 31,
 1999 and December 31, 1998)                               2,362                   3,121
Policy loans                                              53,105                  53,614
Mortgage loans                                            10,286                  10,332
Invested real estate and other invested
       assets                                             10,275                  10,025
Short-term investments                                   192,273                 171,840
                                                      ----------              ----------
       Total investments                                 699,747                 702,086
Cash and cash equivalents                                  8,730                  12,206
Notes receivable from affiliates                          46,108                  47,645
Accrued investment income                                  8,094                   7,768
Agent advances and other receivables                      21,721                  20,753
Reinsurance receivables                                   19,999                  18,847
Property and equipment, net                                3,520                   3,470
Deferred policy acquisition costs                         32,729                  31,953
Present value of future profits of
       acquired businesses                                42,746                  43,666
Other assets                                              12,839                  10,643
Separate account assets                                  450,063                 451,211
                                                      ----------              ----------
       Total Assets                                 $  1,346,296            $  1,350,248
                                                      ==========              ==========

                          The accompanying notes are an
                        integral part of the consolidated
                              financial statements.
                                      -3-

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                            (in thousands of dollars)

                                                         March 31,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                      1999                  1998
                                                        (Unaudited)
Liabilities:
Policy liabilities and contractholder
 deposit funds:
Future policy benefits                                  $  134,651              $  135,463
Contractholder deposit funds                               542,552                 545,908
Unearned premiums                                            2,115                   2,124
Other policy claims and benefits payable                     9,793                  10,856
                                                        ----------              ----------
                                                           689,111                 694,351
Other policyholders' funds                                   3,103                   3,056
Deferred federal income taxes                               29,306                  30,185
Other liabilities                                           22,420                  20,127
Separate account liabilities                               446,916                 448,294
                                                        ----------              ----------
    Total Liabilities                                    1,190,856               1,196,013
Commitments and Contingencies
Redeemable preferred stock:
Class A Preferred, $1 par value,
    5,000,000 shares authorized, issued                      5,000                   5,000
Class B Preferred, $1 par value,
    15,000,000 shares authorized, issued                    15,000                  15,000
                                                        ----------              ----------
                                                            20,000                  20,000
Redeemable preferred stock held in treasury               (20,000)                (20,000)
                                                               -0-                     -0-
Shareholders' Equity:
Common Stock,  $.22 par value,
 15,000,000 shares authorized;
 10,807,478 and 5,385,739 shares
 issued, 8,791,516 and 4,376,706
 shares outstanding in 1999
 and 1998, respectively                                      2,378                   1,185
Additional paid-in capital                                   4,445                   4,385
Accumulated other comprehensive income                       9,735                  11,571
Retained earnings                                          142,130                 140,356
                                                        ----------              ----------
                                                           158,688                 157,497
Common treasury stock, at cost, 2,015,962 and
1,009,033 in 1999 and 1998,  respectively                  (3,248)                 (3,262)
                                                        ----------              ----------
Total Shareholders' Equity                                 155,440                 154,235
                                                        ----------              ----------
Total Liabilities and Shareholders' Equity            $  1,346,296            $  1,350,248
                                                      ============            ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                             1999                   1998
Revenues:

 Premium                                                $   2,548               $   3,098
 Net investment income                                     12,915                  13,955
 Earned insurance charges                                  10,062                  10,297
 Other                                                        745                     522
                                                        ---------               ---------
                                                           26,270                  27,872
                                                        ---------               ---------
Benefits and expenses:
 Policyholder benefits and expenses                         8,022                  10,356
 Interest expense on contract holders
     deposit funds                                          7,880                   7,230
 Amortization of present value of future
     profits of acquired businesses                           920                   1,326
 Amortization of deferred policy
     acquisition costs                                        584                     448
 Operating expenses                                         4,189                   4,054
 Interest expense                                               0                     275
                                                        ---------               ---------
                                                           21,595                  23,689
                                                        ---------               ---------
Income from operations                                      4,675                   4,183
Provision for federal income taxes                          1,714                   1,464
                                                        ---------               ---------

Net income                                             $    2,961               $   2,719
                                                       ==========               =========
Net income per share:
Basic:
        Weighted average common stock
         outstanding                                        8,791                   8,686
Basic earnings per share                               $     0.34               $    0.32
                                                       ==========               =========
Diluted:
Common stock and common stock equivalents                   8,786                   8,786
Diluted earnings per share                             $     0.34               $    0.31
                                                       ==========               =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                              Three Months Ended
                                                                   March 31,
CASH FLOWS FROM OPERATING                                 1999                  1998
ACTIVITIES
Net Income                                            $  2,961                $  2,719
Adjustments to reconcile net income to
       net cash used in
       operating activities:
Amortization of present value of future
      profits of acquired businesses                       920                   1,326
Amortization of deferred policy
     acquisition costs                                     584                     448
Depreciation                                               109                     123
Financing costs amortized                                  -0-                      31
Changes in assets and liabilities:
Increase in accrued investment income                     (326)                   (413)
(Increase) decrease in agent advances and
     other  receivables                                 (2,120)                   1,304
Policy acquisition costs deferred                       (1,360)                 (1,338)
Decrease in policy liabilities and
     contractholder deposit funds                       (5,240)                (10,286)
Increase in other policyholders' funds                      47                      74
Increase (decrease) in other liabilities                 2,293                  (1,689)
Decrease in deferred federal income taxes                 (879)                   (775)
Increase in other assets                                (2,196)                 (6,045)
Other, net                                              (1,079)                 (1,187)
                                                      ---------               ---------
Net cash used in operating activities                 $ (6,286)               $(15,708)
                                                      ---------               ---------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                             Three Months Ended
                                                                  March 31,
CASH FLOWS FROM INVESTING                                1999                   1998
ACTIVITIES

Investments purchased                                $ (11,250)              $ (25,589)
Proceeds from sales and maturities of
 investments                                            33,055                  18,107
Net change in short-term investments                   (20,433)                 22,060
Purchases & retirements of equipment                      (159)                    126
Decrease in notes receivable
 from affiliates                                         1,537                   1,536
                                                     -----------             ---------
Net cash provided by investing activities                2,750                  16,240

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                                    60                      41
                                                     ----------              ---------
Net cash provided by financing activities                   60                      41
                                                     ----------              ---------
Net (decrease) increase in cash and
 cash equivalents                                       (3,476)                    573
Cash and cash equivalents, beginning
 of year                                                12,206                   9,041
                                                     ---------               ---------
Cash and cash equivalents, end of year               $   8,730               $   9,614
                                                     =========               =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP.

Acquisition of Subsidiary


On June 30, 1998, ILCO, through a subsidiary, acquired Grinnell Life Insurance Company ("Grinnell Life") for a base purchase price of $16.4 million, subject to certain post-closing adjustments. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity.

New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standard (FAS) No. 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, other comprehensive income and its components including, as applicable, foreign currency income, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. Total comprehensive income for the three months ended March 31, 1999 and March 31, 1998 is $1.1 million and $672 thousand, respectively.

The following is a reconciliation of total accumulated other comprehensive income from December 31, 1998 to March 31, 1999 (in thousands):

                                   Net unrealized         Net                 Total
                                   gain on                appreciation        accumulated
                                   investments            (depreciation)      other
                                   in fixed               of equity           comprehensive
                                   maturities             securities          income
                                   available for
                                   sale
Balance at December 31, 1998       $   9,762              $   1,809           $  11,571
Current period change                 (1,309)                  (527)             (1,836)
                                   ----------             ----------          -----------
Balance at March 31, 1999          $   8,453              $   1,282           $   9,735
                                   ==========             ==========          ===========

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

In February 1998, the FASB issued FAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS 132 effective January 1, 1998, with the effect of such adption to be reflected in year-end financial statements. The adoption of FAS No. 132 did not have a material impact on the Company's results of operations, liquidity or financial position.

In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company is adopted SOP 97-3 effective January 1, 1999. The adoption of SOP97-3 did not have a material impact on the Company's results of operations, liquidity or financial position.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations:


For the three-month period ended March 31, 1999, InterContinental Life Corporation's ("ILCO") net income was $2,961,000 (basic earnings of $0.34 per common share, or diluted earnings of $0.34 per common share) as compared to $2,719,000 (basic earnings of $ 0.32 per common share, or diluted earnings of $0.31 per common share) in the first three months of 1998. For the 1998 period, earnings per share have been adjusted to give effect to the stock dividend (one share of common stock for each outstanding share of common stock) which was paid on March 17, 1999. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.


                              Results of Operations

For the three-month period ended March 31, 1999, the Company's income before federal income taxes was $4,675,000 on revenues of $26,270,000 as compared to income of $4,183,000, on revenues of $27,872,000 for the first three months of 1998.

Earnings per share for the three-month period ended March 31, 1999 includes $230,121 resulting from investment income received on amounts invested by Investors Life Insurance Company of North America to "seed" two divisions of a variable annuity separate account which it sponsors.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the first three months of 1999 was $2.5 million, as compared to $3.1 million for the first three months of 1998. Reinsurance premiums ceded were $0.7 million for the first three months of 1999, as compared to $0.8 million in the first three months of 1998.

Earned insurance charges for the three-month period ended March 31, 1999 were $10.1 million, as compared to $10.3 million for the same period in 1998. This source of revenues is related to the universal life insurance and annuity book of business of Investors Life Insurance Company of North America ("Investors-NA").

The Company's senior loan was fully discharged effective September 30, 1998, accordingly, there was no interest expense for the first three months of 1999, as compared to $0.28 million for the first three months of 1998.

As of March 31, 1999, the market value of the fixed maturities available for sale segment was $428.6 million as compared to an amortized cost of $415.6 million, or an unrealized gain of $13.0 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this unrealized gain will be realized in the future. The net of tax effect of this increase ($8.5 million at March 31, 1999) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

For the three-month period ended March 31, 1999, the lapse rate with respect to universal life insurance policies decreased from the lapse rate experienced in the similar period in 1998. The rate for the 1999 period was

5.77%, as compared to 6.30% in the 1998 period. The lapse rate with respect to traditional (non-universal) life insurance policies decreased slightly from the levels experienced in the first quarter of 1998. The rate for the three-month period ended March 31, 1999 was 8.38%, as compared to 8.93% in the similar period in 1998. The lapse rates experienced during these periods were within the ranges anticipated by management.

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

On March 17, 1999, the Company paid a stock dividend (one share of common stock for each outstanding share of common stock). As a result, Financial Industries Corporation ("FIC") currently owns, directly and indirectly through its subsidiary Family Life Insurance Company, 3,932,692 shares (approximately 45%) of ILCO's common stock.

Prior to the discharge of ILCO's senior loan obligation, FIC held options to acquire (on a pre-dividend basis) an additional 1,702,155 shares of ILCO common stock. The options were granted under an option agreement between FIC and ILCO which was entered into in March, 1986 ("Option Agreement"). The Option Agreement provided that it continued in effect as long as FIC guaranteed indebtedness of ILCO. Since the senior loan was fully discharged by ILCO on September 30, 1998, FIC's rights under the Option Agreement expired on September 30, 1998.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by
Investors-NA. As of March 31, 1999, the outstanding principal balance of the Surplus Debentures was $4.2 million and $8.0 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 1999, the statutory surplus of Investors-NA was $65.4 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of March 31, 1999, Investors-NA had earned surplus of $37.4 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.6 million at March 31, 1999.

ILCO's net cash flow used in operating activities was $6.3 million for the three month period ended March 31, 1999, as compared to $15.7 million for the first three months of 1998.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                   Investments

As of March 31, 1999, the book value of the Company's investment assets totaled $699.7 million, as compared to $677.4 million as of March 31, 1998. Total assets as of March 31, 1999 ($1.35 billion) increased slightly from the level as of March 31, 1998 ($1.33 billion).

The level of short-term investments at March 31, 1999 was $192.2 million, as compared to $142.6 million at March 31, 1998.

Invested real estate and other invested assets increased from $1.2 million at March 31, 1998 to $10.3 million as of March 31, 1999. This increase is related to the purchase by Investors-NA of the 47.995 acres of land in Austin, Texas for the development of the River Place Pointe project. The land was purchased in October, 1998 by Investors-NA, for an aggregate purchase price of $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements.
Development of the initial phase of the project commenced during the first quarter of 1999; when completed, the first phase will consist of two office buildings, a parking garage and the infrastructure for the entire project. Investors-NA plans to commence development of the additional stages of the project following completion and leasing of Phase One.

The fixed maturities available for sale portion of invested assets at March 31, 1999 was $428.6 million. The amortized cost of the fixed maturities available for sale segment as of March 31, 1999 was $415.6 million, representing a net unrealized gain of $13.0 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The portfolio includes investments in mortgage-backed  securities which includes
collateralized   mortgage   obligations   ("CMOs")   of   $200.6   million   and
mortgage-backed pass-through securities of $29.6 million at March

31, 1999. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 49.9% of the book value of the Company's mortgage-backed securities at March 31, 1999, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with this portion of the investment portfolio by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and scheduled bonds represented approximately 51.1% and sequential and support classes represented approximately 36.0% of the book value of the Company's mortgage-backed securities at March 31, 1999. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company did not make additional investments in CMOs during 1998 and the first quarter of 1999. The current investment objectives of the Company do not contemplate additions to the portfolio of CMO investments during the remainder of 1999.

The Company's fixed maturities portfolio (including short-term investments), as of March 31, 1999, included a non-material amount ( 0.60 % of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. As of March 31, 1998, the comparable percentage was 0.70%. Of these non-investment grade investments, 0.50% are concentrated in the medium quality (or "3") category, with 0.10% receiving an NAIC rating of "4" (low quality) and none with a rating lower than "4".

The consolidated balance sheets of the Company as of March 31, 1999 include $46.1 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation ("FLC") and a $2.5 million loan from Investors-CA to Financial Industries Corporation ("FIC") which loan is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) - and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company ("FLIIC") made in July, 1993, in connection with the same transaction described above.

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

Under the Plan, the Company will utilize its own personnel and personnel of its affiliated company, FIC Computer Services, Inc., acquire Y2K compliant operating software, and engage the assistance of outside consultants to facilitate the systems conversions and modifications. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. The Company has increased the budget for the implementation and completion of the Plan from the prior years estimate. As of December 31, 1997, the Company had budgeted approximately $470,000 for implementing the Plan. Based on its current analysis, the Company expects that the cost of implementing and completing the Plan will result in an after-tax expense of approximately $587,000 for the three-year (1997 - 1999) conversion period. For the three month period ended March 31, 1999, the Company has incurred an after-tax expense of approximately $114,400 in connection with the completion of the Plan. Between January 1, 1997 and March 31, 1999, the Company has expended approximately 70.2% of the three-year expected after-tax cost discussed above. In the event that the Plan does not achieve full compliance by the target dates, or if unforeseen matters involving Y2K appear before or after January 1, 2000, the Company will utilize the staff of FIC Computer Services, Inc. to identify and resolve such issues as and if they arise.

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

As of March 31, 1999, FIC Computer Services, Inc. estimated that it had completed the necessary conversions and modifications on the administrative systems which process approximately 66 % of the insurance policies for the Company and its subsidiaries. This included the conversion of the ALIS System (administering approximately 42,000 active policies) to CK/4 in February, 1998, the System 38 (administering approximately 9,400 active policies) conversion in January, 1997, the TI System (administering approximately 5,240 active policies) conversion to CK/4 in July, 1998 and the conversion of the Lifecomm-B system
(which is responsible for approximately 18,000 policies assumed after the acquisition of State Auto Life) in February,1999. The conversion of the Life 70 system (administering approximately 15,507active policies for Investors-IN) is scheduled for completion in May, 1999. The conversion of the Lifecomm-A system (administering approximately 60,260 active policies for Investors-NA) is scheduled for completion in September of 1999. The modification of one of the Company's smaller systems which administers approximately 2,570 active credit life policies was completed on schedule in December 1998. The modification of a smaller system which administers approximately 15,470 active industrial life policies is scheduled for completion in June of 1999.

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

In December, 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which provides guidance on accounting for insurance-related assessments. The Company adopted SOP 97-3, effective January 1, 1999. The adoption of SOP 97-3 did not have a material impact on the Company's results of operations, liquidity or financial position.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General:

ILCO's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the information set forth in
Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Investments" of this report.

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

Interest Rate Risk:

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $23.3 million at March 31, 1999 and $17.1 million at December 31, 1998. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and (iii) notes receivable from affiliates. The market value of such assets was $669.8 million at March 31, 1999 and $672.6 million at December 31, 1998.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $237.8 million at March 31, 1999 and $250.8 million at December 31, 1998. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $12.8 million at March 31, 1999 and $7.1 million at December 31, 1998.

Fixed income investments held in separate accounts have not been included, since gains and losses on those assets generally accrue to the policyholders. The hypothetical effect of the interest rate risk on fair values was estimated by applying a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Form 10-K Annual Report of Registrant for the year ended December 31, 1998 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

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






Date:  May 14, 1999