Form 10-Q
period 1999-06-30
INTERCONTINENTAL LIFE CORP
filed 1999-08-16
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1999
Commission File Number 2-39310


                        INTERCONTINENTAL LIFE CORPORATION




       Texas                              22-1890938
(State of Incorporation)  (I.R.S. Employer Identification Number)


The Austin Centre,701 Brazos, 12th Floor
Austin, Texas                                        78701
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (512) 404-5000



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


Number of common shares outstanding ($.22 Par Value) at end of period: 8,792,412

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
     June 30, 1999 and December 31, 1998..................................... 3

Consolidated Statements of Income
     For the three and six month periods ended
     June 30, 1999 and 1998...................................................5

Consolidated Statements of Cash Flows
     For the three and six month periods ended
     June 30, 1999 and 1998...................................................7

Notes to Consolidated Financial Statements...................................11

Item 2. Management's Discussion and Analysis of
     Financial Conditions and Results of Operations..........................13

Item 3. Quantitative and Qualitative Disclosures
     About Market Risk.......................................................20

Part II

Other Information............................................................21

Signature Page...............................................................23

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                               June 30,            December 31,
                                                                1999                  1998
ASSETS                                                       (Unaudited)
Investments:
Fixed maturities, at
       amortized cost (market value
        approximates $2,669 and $3,059)              $          2,695        $          3,005
Fixed maturities available for sale,
       at market value (amortized cost
       $408,711 and $435,130)                                 411,463                 450,149
Equity securities, at market value
       (cost approximates $338)                                 2,318                   3,121
Policy loans                                                   52,971                  53,614
Mortgage loans                                                 10,232                  10,332
Invested real estate and other invested assets                 11,537                  10,025
Short-term investments                                        193,236                 171,840
                                                     ----------------        ----------------
       Total investments                                      684,452                 702,086
Cash and cash equivalents                                       9,688                  12,206
Notes receivable from affiliates                               44,571                  47,645
Accrued investment income                                       7,686                   7,768
Agent advances and other receivables                           25,975                  20,753
Reinsurance receivables                                        20,673                  18,847
Property and equipment, net                                     3,570                   3,470
Deferred policy acquisition costs                              33,583                  31,953
Present value of future profits of acquired
 businesses                                                    41,778                  43,666
Other assets                                                   12,593                  10,643
Separate account assets                                       464,014                 451,211
                                                     ----------------        ----------------
       Total Assets                                  $      1,348,583        $      1,350,248
                                                     ================        ================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                            (in thousands of dollars)

                                                              June 30,             December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                            1999                   1998
                                                            (Unaudited)
Liabilities:
Policy liabilities and contractholder
 deposit funds:
Future policy benefits                                 $       132,994         $       135,463
Contractholder deposit funds                                   537,406                 545,908
Unearned premiums                                                2,110                   2,124
Other policy claims and benefits payable                        10,730                  10,856
                                                       ---------------         ---------------
                                                               683,240                 694,351
Other policyholders' funds                                       3,081                   3,056
Deferred federal income taxes                                   26,126                  30,185
Other liabilities                                               24,490                  20,127
Separate account liabilities                                   460,219                 448,294
                                                       ---------------         ---------------
    Total Liabilities                                        1,197,156               1,196,013
Commitments and Contingencies
Redeemable preferred stock:
Class A Preferred, $1 par value,
    5,000,000 shares authorized, issued                          5,000                   5,000
Class B Preferred, $1 par value,
    15,000,000 shares authorized, issued                        15,000                  15,000
                                                       ---------------         ---------------
                                                                20,000                  20,000
Redeemable preferred stock held in treasury                    (20,000)                (20,000)
                                                       ---------------         ---------------
                                                                     0                       0
Shareholders' Equity:
Common Stock,  $.22 par value,15,000,000
 shares authorized; 10,807,478 and 5,385,739
 shares issued, 8,792,412 and 4,376,706 shares
 outstanding in 1999 and 1998, respectively                      2,378                   1,185
Additional paid-in capital                                       4,445                   4,385
Accumulated other comprehensive income                           3,076                  11,571
Retained earnings                                              144,757                 140,356
                                                       ---------------         ---------------
                                                               154,656                 157,497
Common treasury stock, at cost, 2,015,066 and
1,009,033 in 1999 and 1998,  respectively                       (3,229)                 (3,262)
                                                       ---------------         ---------------
Total Shareholders' Equity                                     151,427                 154,235
                                                       ---------------         ---------------
Total Liabilities and Shareholders' Equity             $     1,348,583         $     1,350,248
                                                       ===============         ===============

                   The accompanying notes are an integral part
                          of the consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)

                                                                    Three Months Ended
                                                                         June 30,
                                                               1999                  1998


 Premium                                            $          2,610        $          2,666
 Net investment income                                        12,960                  13,843
 Earned insurance charges                                     10,085                  10,333
 Other                                                         1,038                     685
                                                    ----------------        ----------------
                                                              26,693                  27,527
Benefits and expenses:
 Policyholder benefits and expenses                            8,572                   9,066
 Interest expense on contract holders
     deposit funds                                             8,195                   7,772
 Amortization of present value of future
     profits of acquired businesses                              968                   1,619
 Amortization of deferred policy
     acquisition costs                                           631                     525
 Operating expenses                                            4,165                   3,978
 Interest expense                                                -0-                     246
                                                    ----------------        ----------------
                                                              22,531                  23,206
                                                    ----------------        ----------------
Income from operations                                         4,162                   4,321
Provision for federal income taxes                             1,535                   1,513
                                                    ----------------        ----------------
Net income                                          $          2,627        $          2,808
                                                    ================        ================
Net income per share:
Basic:
        Weighted average common stock
         outstanding                                           8,785                   8,738
                                                    ----------------        ----------------
Basic earnings per share                            $           0.30        $           0.32
                                                    ================        ================
Diluted:
Common stock and common stock equivalents                      8,802                   9,090
                                                    ----------------        ----------------
Diluted earnings per share                          $           0.30        $           0.31
                                                    ================        ================

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                               1999                  1998

Revenues:

 Premium                                             $         5,158        $          5,764
 Net investment income                                        25,875                  27,798
 Earned insurance charges                                     20,147                  20,630
Other                                                          1,783                   1,207
                                                     ---------------        ----------------
                                                              52,963                  55,399
Benefits and expenses:
 Policyholder benefits and expenses                           16,594                  19,422
 Interest expense on contract holders
     deposit funds                                            16,075                  15,002
 Amortization of present value of future
     profits of acquired businesses                            1,888                   2,945
 Amortization of deferred policy
     acquisition costs                                         1,215                     973
 Operating expenses                                            8,354                   8,032
 Interest expense                                                  0                     521
                                                     ---------------        ----------------
                                                              44,126                  46,895
                                                     ---------------        ----------------
Income from operations                                         8,837                   8,504
Provision for federal income taxes                             3,249                   2,977
                                                     ---------------        ----------------
Net income                                           $         5,588        $          5,527
                                                     ===============        ================
Net income per share:
Basic:
        Weighted average common stock
         outstanding                                           8,785                   8,738
                                                     ---------------        ----------------
Basic earnings per share                             $          0.64        $           0.64
                                                     ===============        ================
Diluted:
Common stock and common stock equivalents                      8,803                   8,738
                                                     ---------------        ----------------
Diluted earnings per share                           $          0.64        $           0.63
                                                     ===============        ================

                  The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


                                                                 Three Months Ended
                                                                      June 30,
CASH FLOWS FROM OPERATING                                    1999                 1998

ACTIVITIES

Net Income                                     $          2,627        $         2,808
Adjustments to reconcile net income to
       net cash (used in) provided by
       operating activities:
Amortization of present value of future
      profits of acquired businesses                        968                  1,619
Amortization of deferred policy
     acquisition costs                                      631                    525
Net gain on sale of investments                            (222)                   (76)
Depreciation                                                118                     85
Financing costs amortized                                     0                     24
Changes in assets and liabilities:
Decrease in accrued investment income                       408                    280
Increase in agent advances and
     other  receivables                                  (4,928)                (9,266)
Policy acquisition costs deferred                        (1,485)                (1,510)
Decrease in policy liabilities and
contractholder deposit funds                             (5,871)                (6,778)
Increase in other policyholders' funds                      (22)                  (729)
Increase (decrease) in other liabilities                  2,070                 (1,678)
(Decrease) increase in deferred federal
  income taxes                                           (3,180)                   144
Decrease in other assets                                    246                  5,166
Other, net                                                4,788                 (1,158)
                                               ----------------         ---------------
Net cash used in operating activities          $         (3,852)        $      (10,544)
                                               ----------------         ---------------


                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                         Three Months Ended
                                                                               June 30,
CASH FLOWS FROM INVESTING                                           1999                 1998

ACTIVITIES

Investments purchased                                  $       (16,232)         $       (1,183)
Proceeds from sales and maturities of
 investments                                                    20,603                  17,355
Net change in short-term investments                              (963)                  1,873
Purchases and retirements of equipment                            (168)                   (389)
Decrease in notes receivable from affiliates                     1,537                   1,537
                                                       ----------------         ---------------
Net cash provided by investing activities                        4,777                  19,193

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of treasury stock                                          33                       0
Purchase of subsidiary                                               0                  (1,322)
Issuance of common stock                                             0                      79
Repayment of debt                                                    0                  (7,400)
                                                       ----------------         --------------
Net cash provided by (used in) financing
 activities                                                         33                  (8,643)
                                                       ----------------         --------------
Net increase in cash and cash equivalents                          958                       6
Cash and cash equivalents, beginning of period                   8,730                   9,614
                                                       ----------------         ---------------
Cash and cash equivalents, end of period               $         9,688          $        9,620
                                                       ================         ===============

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                        Six Months Ended
                                                                           June 30,
CASH FLOWS FROM OPERATING                                         1999                 1998
ACTIVITIES                                                    (unaudited)


Net Income                                            $        5,588         $         5,527
Adjustments to reconcile net income to
       net cash (used in) provided by
       operating activities:
Amortization of present value of future
      profits of acquired businesses                           1,888                   2,945
Amortization of deferred policy
     acquisition costs                                         1,215                     973
Net gain on sale of investments                                 (222)                    (76)
Depreciation                                                     227                     208
Financing costs amortized                                          0                      55
Changes in assets and liabilities:
Decrease (increase) in accrued investment
 income                                                           82                    (133)
Increase in agent advances and
     other  receivables                                       (7,048)                 (7,962)
Policy acquisition costs deferred                             (2,845)                 (2,848)
Decrease in policy liabilities and
contractholder deposit funds                                 (11,111)                (17,064)
Increase (decrease) in other policyholders'
 funds                                                            25                    (655)
Increase (decrease) in other liabilities                       4,363                  (3,367)
Decrease in deferred federal income taxes                     (4,059)                   (631)
Increase in other assets                                      (1,950)                   (879)
Other, net                                                     3,709                  (2,345)
                                                      ---------------        ---------------
Net cash used in operating activities                 $      (10,138)        $       (26,252)
                                                      ---------------         ---------------

                  The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                           Six Months Ended
                                                                                June 30,
CASH FLOWS FROM INVESTING                                             1999                  1998

ACTIVITIES


Investments purchased                                     $        (27,482)        $       (26,772)
Proceeds from sales and maturities of investments                   53,658                  35,462
Net change in short-term investments                               (21,396)                 23,933
Purchases and retirements of equipment                                (327)                   (263)
Decrease in notes receivable        from affiliates                  3,074                   3,073
                                                          ----------------         ---------------
Net cash provided by investing activities                            7,527                  35,433

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of treasury stock                                              33                       0
Purchase of subsidiary                                                   0                  (1,322)
Issuance of common stock                                                60                     120
Repayment of debt                                                        0                  (7,400)
                                                          ----------------         ---------------
Net cash provided by (used in) financing activities                     93                  (8,602)
                                                          ----------------         ---------------
Net (decrease) increase in cash and cash equivalents                (2,518)                    579
Cash and cash equivalents, beginning of year                        12,206                   9,041
                                                          ----------------         ---------------
Cash and cash equivalents, end of period                  $          9,688         $         9,620
                                                          ================         ===============


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

Comprehensive Income

Total comprehensive (loss) income for the six months ended June 30, 1999 and June 30, 1998 is $(2.9) million and $5.0 million, respectively.

The following is a reconciliation of total accumulated other comprehensive income from December 31, 1998 to June 30, 1999 (in thousands):

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

Balance at December 31, 1998   $    9,762        $   1,809          $  11,571
Current period change              (7,973)            (522)            (8,495)
                               ----------       ----------          ----------
Balance at June 30 1999        $    1,789        $   1,287          $   3,076
                               ==========        =========          ==========

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company adopted SOP 97-3 effective January 1, 1999. The adoption of SOP 97-3 did not have a material impact on the Company's results of operations, liquidity or financial position.

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 No. is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The operations of the Company are not affected by the provisions of FAS No. 133.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations:


For the six-month period ended June 30, 1999, InterContinental Life Corporation's ("ILCO") net income was $5,588,000 (basic earnings and diluted earnings of $0.64 per common share) as compared to $5,527,000 (basic earnings of $0.64 per common share, or diluted earnings of $0.63 per common share) in the first six months of 1998. For the 1998 period, earnings per share have been adjusted to give effect to the stock dividend (one share of common stock for each outstanding share of common stock) which was paid on March 17, 1999. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.


                              Results of Operations

For the six-month period ended June 30, 1999, the Company's income before federal income taxes was $8,837,000 on revenues of $52,963,000 as compared to income of $8,504,000 on revenues of $55,399,000 for the first six months of 1998.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the first six months of 1999 was $5.2 million, as compared to $5.8 million for the first six months of 1998. Reinsurance premiums ceded were $1.5 million for the first six months of 1999, as compared to $1.9 million in the first six months of 1998.

Earned insurance charges for the six-month period ended June 30, 1999 were $20.1 million, as compared to $20.6 million for the same period in 1998. This source of revenues is related to the universal life insurance and annuity book of business of Investors Life Insurance Company of North America ("Investors-NA").

The Company's senior loan was fully discharged effective September 30, 1998, accordingly, there was no interest expense for the first six months of 1999, as compared to interest expense in the amount of $521,000 for the first six months of 1998.

As of June 30, 1999, the market value of the fixed maturities available for sale segment was $411.5 million as compared to an amortized cost of $408.7 million, or an unrealized gain of $2.8 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. There is no assurance that this unrealized gain will be realized in the future. The net of tax effect of this increase ($1.8 million at June 30, 1999) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as an increase in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

For the three-month period ended June 30, 1999, the lapse rate with respect to universal life insurance policies decreased from the lapse rate experienced in the similar period in 1998. The rate for the 1999 period was 7.03%, as compared to 7.95% in the 1998 period. The lapse rate with respect to traditional (non-universal) life insurance policies increased from the levels experienced in the second quarter of 1998. The rate for the three-month period ended June 30, 1999 was 9.88%, as compared to 7.78% in the similar period in 1998. The lapse rates experienced during these periods were within the ranges anticipated by management.

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

Prior to the discharge of ILCO's senior loan obligation, FIC held options to acquire (on a pre- dividend basis) an additional 1,702,155 shares of ILCO common stock. The options were granted under an option agreement between FIC and ILCO which was entered into in March, 1986 ("Option Agreement"). The Option Agreement provided that it continued in effect as long as FIC guaranteed indebtedness of ILCO. Since the senior loan was fully discharged by ILCO on September 30, 1998, FIC's rights under the Option Agreement expired on September 30, 1998.

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by
Investors- NA. As of June 30, 1999, the outstanding principal balance of the Surplus Debentures was $4.0 million and $6.9 million, respectively. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of June 30, 1999, the statutory surplus of Investors-NA was $66.4 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of June 30, 1999, Investors-NA had earned surplus of $39.1 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $16.6 million at June 30, 1999. In June, 1999, Investors-IN paid a dividend in the amount of $3 million to its sole shareholder, Investors-NA. The amount of the dividend was less than the net gain from operations for the prior fiscal year. Advance notice of the payment was provided to the Indiana Department of Insurance, in accordance with the provisions of the Indiana Insurance Code.

ILCO's net cash flow used in operating activities was $(10.1) million for the six-month period ended June 30, 1999, as compared to $(26.3) million for the first six months of 1998.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                   Investments

As of June 30, 1999, the Company's investment assets totaled $684.5 million, as compared to $702.3 million as of June 30, 1998. Total assets as of June 30, 1999 ($1.35 billion) decreased slightly from the level as of June 30, 1998 ($1.37 billion).

The level of short-term investments at June 30, 1999 was $193.2 million, as compared to $140.7 million at June 30, 1998.

Invested real estate and other invested assets increased from $1.5 million at June 30, 1998 to $11.5 million as of June 30, 1999. This increase is related to the purchase by Investors-NA of the 47.995 acres of land in Austin, Texas for the development of the River Place Pointe project. The land was purchased in October, 1998 by Investors-NA, for an aggregate purchase price of $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements.
Development of the initial phase of the project commenced during the first quarter of 1999. When completed, the first phase will consist of two office buildings, a parking garage and the infrastructure for the entire project. Investors-NA plans to commence development of the additional stages of the project following completion and leasing of Phase One.

The fixed maturities available for sale portion of invested assets at June 30, 1999 was $411.5 million. The amortized cost of the fixed maturities available for sale segment as of June 30, 1999 was $408.7 million, representing a net unrealized gain of $2.8 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The portfolio includes investments in mortgage-backed securities which includes collateralized mortgage obligations ("CMOs") of $188.4 million and mortgage-backed  pass-through  securities  of $27.2  million  at June 30,  1999.
Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 51.7% of the book value of the Company's mortgage-backed securities at June 30, 1999, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with this portion of the investment portfolio by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and scheduled bonds represented approximately 48.3% and sequential and support classes represented approximately 39.1% of the book value of the Company's mortgage-backed securities at June 30, 1999. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company did not make additional investments in CMOs during 1998 and the first two quarters of 1999. The current investment objectives of the Company do not contemplate additions to the portfolio of CMO investments during the remainder of 1999.

The Company's fixed maturities portfolio (including short-term investments), as of June 30, 1999, included a non-material amount ( 0.61% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. As of June 30, 1998, the comparable percentage was 0.63%. Of these non-investment grade investments, 0.49% are concentrated in the low quality (or "4") category, with 0.11% receiving an NAIC rating of "5" (lowest quality).

The consolidated balance sheets of the Company as of June 30, 1999 include $44.6 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation ("FLC") and a $2.5 million loan from Investors-CA to Financial Industries Corporation ("FIC") - which loan is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) - and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company ("FLIIC") made in July, 1993, in connection with the same transaction described above.

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

Under the Plan, the Company will utilize its own personnel and personnel of its affiliated company, FIC Computer Services, Inc., acquire Y2K compliant operating software, and engage the assistance of outside consultants to facilitate the systems conversions and modifications. The Company is in the process of this systems conversion and anticipates that the project will be completed in advance of the year 2000. The Company has increased the budget for the implementation and completion of the Plan from the prior years estimate. As of December 31, 1997, the Company had budgeted approximately $470,000 for implementing the Plan. Based on its current analysis, the Company expects that the cost of implementing and completing the Plan will result in an after-tax expense of approximately $587,000 for the three-year (1997 - 1999) conversion period. For the three month period ended June 30, 1999, the Company has incurred an after-tax expense of approximately $60,000 in connection with the completion of the Plan. Between January 1, 1997 and June 30, 1999, the Company has expended approximately 73% of the three-year expected after-tax cost discussed above. In the event that the Plan does not achieve full compliance by the target dates, or if unforeseen matters involving Y2K appear before or after January 1, 2000, the Company will utilize the staff of FIC Computer Services, Inc. to identify and resolve such issues as and if they arise.

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

As of June 30, 1999, FIC Computer Services, Inc. estimated that it had completed the necessary conversions and modifications on the administrative systems which process approximately 69% of the insurance policies for the Company and its subsidiaries. This included the conversion of the ALIS System (administering approximately 42,000 active policies) to CK/4 in February, 1998, the System 38 (administering approximately 9,400 active policies) conversion in January, 1997, the TI System (administering approximately 5,240 active policies) conversion to CK/4 in July, 1998 and the conversion of the Lifecomm-B system (which is responsible for approximately 17,000 policies assumed after the acquisition of State Auto Life) in February,1999. The conversion of the Life 70 system (administering approximately 15,300 active policies for Investors-IN) was completed in May, 1999. The conversion of the Lifecomm-A system (administering approximately 57,140 active policies for Investors-NA) is scheduled for completion in September of 1999. The modification of one of the Company's smaller systems which administers approximately 2,320 active credit life policies was completed on schedule in December 1998. The modification of a smaller system which administers approximately 15,470 active industrial life policies was completed in June of 1999.

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

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The Company does not have significant investments in derivative financial instruments, the adoption of FAS No.133 does not have a material impact on the Company's results of operations, liquidity or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General:

ILCO's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the information set forth in
Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations Investments" of this report.

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

Interest Rate Risk:

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $23.8 million at June 30, 1999 and $17.1 million at December 31, 1998. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and (iii) notes receivable from affiliates. The market value of such assets was $652.0 million at June 30, 1999 and $672.6 million at December 31, 1998.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $219.1 million at June 30, 1999 and $250.8 million at December 31, 1998. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $12.8 million at June 30, 1999 and $7.1 million at December 31, 1998.

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

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on May 18, 1999. The matters voted on at the meeting were: (1) the election of directors and
         (2) the approval of the Intercontinental Life Corporation 1999 Stock Option Plan. All of the nominees were reelected as directors, and Proposal No. 2 was approved by the shareholders.

         The voting tabulation as to each nominee was as follows:

                    Name                   In Favor                  Withheld

                  Bender, Robert           7,485,141                 545,616
                  Demgen, Jeffrey H.       7,485,141                 545,616
                  Fleron, Theodore A.      7,485,141                 545,616
                  Gilcrease, W. Lewis      7,464,949                 569,808
                  Grace, James M.          7,485,141                 545,616
                  Kosson, Richard          7,465,039                 569,718
                  Mitte, Roy F.            7,485,141                 545,616
                  Nash, Elizabeth          7,465,867                 568,890
                  Payne, Dr. Eugene E.     7,485,141                 545,616
                  Pruner, H. Gene          7,467,749                 567,008
                  Schmitt, Steven P.       7,485,141                 545,616

         The voting tabulation as to Proposal No. 2 was as follows:

                  In Favor                  Against                   Abstain
                  5,738,348                 1,473,294                 7,492


Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Form 10-K Annual Report of Registrant for the year ended December 31, 1998 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

         (b)      Reports on Form 8-K:

                  Form 8-K dated June 29, 1999 as filed by  Registrant  with the
                  Securities   and   Exchange   Commission,   which  is   hereby
                  incorporated by reference.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES





                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              INTERCONTINENTAL LIFE CORPORATION



                                 /s/ James M. Grace
                                     James M. Grace, Treasurer







Date: August 13, 1999