Form 10-Q
period 1999-09-30
INTERCONTINENTAL LIFE CORP
filed 1999-11-15
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999
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

                                    YES X NO

Number of common shares outstanding ($.22 Par Value) at end of period: 8,805,912

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                             PAGE NO.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets
     September 30, 1999 and December 31, 1998.................................3

Consolidated Statements of Income
     For the three and nine month periods ended
     September 30, 1999 and 1998..............................................5

Consolidated Statements of Cash Flows
     For the three and nine month periods ended
     September 30, 1999 and 1998..............................................7

Notes to Consolidated Financial Statements...................................11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

     FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS..........................13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

     ABOUT MARKET RISK.......................................................20

PART II

Other Information............................................................22

Signature Page...............................................................24

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                 September 30,          December 31,
                                                     1999                    1998
                                                  (Unaudited)

   ASSETS

Investments:

Fixed maturities, at
       Amortized cost (market value
        Approximates $3,066 and $3,059)          $      3,090       $         3,005

Fixed maturities available for sale,
       at market value (amortized cost
       $410,036 and $435,130)                         409,415               450,149

Equity securities, at market value
       (cost approximates $338)                         1,889                 3,121

Policy loans                                           52,711                53,614

Mortgage loans                                         10,016                10,332

Invested real estate and other invested
       assets                                          13,838                10,025

Short-term investments                                190,016               171,840
                                              ---------------       ---------------

       Total investments                              680,975               702,086

Cash and cash equivalents                              11,583                12,206

Notes receivable from affiliates                       43,034                47,645

Accrued investment income                               8,080                 7,768

Agent advances and other receivables                   20,867                20,753

Reinsurance receivables                                18,064                18,847

Property and equipment, net                             3,620                 3,470

Deferred policy acquisition costs                      34,659                31,953
Present value of future profits of
  acquired businesses                                  40,783                43,666

Other assets                                           11,711                10,643

Separate account assets                               443,404               451,211
                                              ---------------       ---------------

       Total assets                           $     1,316,780       $     1,350,248
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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                            (in thousands of dollars)

                                                              September30,              December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                              1999                      1998
                                                               (Unaudited)

Liabilities:

Policy liabilities and contractholder
 deposit funds:
Future policy benefits                                   $          133,861        $        135,463

Contractholder deposit funds                                        533,700                 545,908

Unearned premiums                                                     2,104                   2,124
Other policy claims and benefits payable                              9,631                  10,856
                                                         ------------------        ----------------
                                                                    679,296                 694,351

Other policyholders' funds                                            3,065                   3,056

Deferred federal income taxes                                        25,129                  30,185

Other liabilities                                                    17,425                  20,127

Separate account liabilities                                        439,737                 448,294
                                                         ------------------        ----------------
    Total Liabilities                                             1,164,652               1,196,013

Commitments and Contingencies
Redeemable preferred stock:
Class A Preferred, $1 par value,
    5,000,000 shares authorized, issued                               5,000                   5,000

Class B Preferred, $1 par value,                                     15,000                  15,000
                                                         ------------------        ----------------
    15,000,000 shares authorized, issued                             20,000                  20,000

Redeemable preferred stock held in treasury                         (20,000)                (20,000)
                                                         ------------------        ----------------
                                                                        -0-                     -0-


Shareholders' Equity:

Common Stock, $.22 par value,  15,000,000
    shares authorized; 10,819,478 and 5,385,739
    shares issued, 8,805,912 and 4,376,706
    shares outstanding in 1999
    and 1998, respectively                                            2,381                   1,185

Additional paid-in capital                                            4,465                   4,385

Accumulated other comprehensive income                                  604                  11,571

Retained earnings                                                   147,890                 140,356
                                                         ------------------        ----------------
                                                                    155,340                 157,497

Common treasury stock, at cost, 2,013,566 and
  1,009,033 in 1999 and 1998,  respectively                          (3,212)                 (3,262)
                                                         ------------------        ----------------

Total Shareholders' Equity                                          152,128                 154,235
                                                         ------------------        ----------------

Total Liabilities and Shareholders' Equity               $        1,316,780        $      1,350,248
                                                         ==================        ================

        The accompanying notes are an integral part of the part of these consolidated financial statements

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)

                                                       Three Months ended
                                                          September 30,
                                                     1999                   1998

Revenues:


 Premium                                   $          2,446       $          2,629


 Net investment income                               12,209                 13,939


 Earned insurance charges                            10,161                 10,176
 Other                                                  483                    525
                                           ----------------       ----------------
                                                     25,299                 27,269

Benefits and expenses:

 Policyholder benefits and expenses                   7,048                  8,604

 Interest expense on contract holders
     deposit funds                                    7,524                  8,026

 Amortization of present value of future
     profits of acquired businesses                     995                  1,457


 Amortization of deferred policy
     acquisition costs                                  461                    407

 Operating expenses                                   4,328                  4,074

 Interest Expense                                       -0-                    124
                                           ----------------       ----------------
                                                     20,356                 22,692
                                           ----------------       ----------------
Income from operations                                4,943                  4,577

Provision for Federal Income Taxes                    1,808                  1,748
                                           ----------------       ----------------

Net Income                                 $          3,135       $          2,829
                                           ================       ================

Net income per share:
Basic:

    Weighted Average Common Stock
    outstanding                                       8,791                  8,750
                                           ----------------      -----------------

Basic Earnings Per Share                   $           0.36       $           0.33
                                           ================      =================

Diluted:
Common stock and common stock equivalents             8,817                  8,800
                                           ----------------      -----------------
 Diluted earnings per share                $           0.36       $           0.32
                                           ================      =================


                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)

                                                              Nine Months ended
                                                                September 30,
                                                         1999                  1998

Revenues:

 Premium                                     $           7,604        $         8,393

 Net investment income                                  38,084                 41,737

 Earned insurance charges                               30,308                 30,806
 Other                                                   2,266                  1,732
                                             -----------------        ---------------
                                                        78,262                 82,668


Benefits and expenses:

 Policyholder benefits and expenses                     23,642                 28,026
 Interest expense on contract holders
     deposit funds                                      23,599                 23,028
 Amortization of present value of future
     profits of acquired businesses                      2,883                  4,402
 Amortization of deferred policy
     acquisition costs                                   1,676                  1,380

 Operating expenses                                     12,682                 12,106

 Interest expense                                          -0-                    645
                                             -----------------        ---------------
                                                        64,482                 69,587
                                             -----------------        ---------------

Income from operations                                  13,780                 13,081

Provision for federal income taxes                       5,057                  4,725
                                             -----------------        ---------------
Net income                                   $           8,723        $         8,356
                                             =================        ===============
Net income per share (Note 14):
Basic:

        Weighted average common stock
         Outstanding                                     8,791                  8,750
                                            ------------------       ----------------

Basic Earnings Per Share                    $             0.99       $           0.95
                                            ==================       ================
Diluted:
Common stock and common stock equivalents                8,817                  8,800
                                            ------------------       ----------------

Diluted earnings per share                  $             0.99       $           0.95
                                            ==================       ================



                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


                                                                 Three Months ended
                                                                     September
CASH FLOWS FROM OPERATING                                    1999                  1998
ACTIVITIES

Net Income                                       $          3,135        $         2,829
Adjustments to reconcile net income to
       net cash (used in) provided by
       operating activities:

Amortization of present value of future
      profits of acquired businesses                          995                  1,457
Amortization of deferred policy
     acquisition costs                                        461                    407

Net gain on sale of investments                                73                     76

Depreciation                                                  120                    113

Financing costs amortized                                     -0-                     56

Changes in assets and liabilities:

Increase in accrued investment income                        (394)                  (120)
Decrease (increase) in agent advances and
     other  receivables                                     7,717                 (4,631)

Policy acquisition costs deferred                          (1,537)                (1,325)
Decrease in policy liabilities and
  contractholder deposit funds                             (3,944)                (2,464)

Dcrease in other policyholders' funds                         (16)                    (4)

Decrease (increase) in other liabilities                   (7,048)                 5,807

(Decrease) increase in deferred federal income
  taxes                                                      (997)                 2,050

Decrease (increase) in other assets                           882                 (4,138)

Other, net                                                 (4,419)                 2,619
                                                 ----------------        ----------------

Net cash (used in) provided by
 operating activities                            $         (4,972)       $         2,732

                   The accompanying notes are an integral part
                         of these consolidated financial
                                   statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                    Nine Months ended
                                                                       September 30,
                                                              1999                    1998
                                                                  (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                                        $           8,723        $         8,356
Adjustments to reconcile net income to
       net cash (used in) provided by
       operating activities:

Amortization of present value of future
      profits of acquired businesses                          2,883                  4,402

Amortization of deferred policy
     acquisition costs                                        1,676                  1,380

Net gain on sale of investments                                (149)                   -0-

Depreciation                                                    347                    321

Financing costs amortized                                       -0-                    111

Changes in assets and liabilities:

Increase in accrued investment income                          (312)                  (253)
Decrease (increase) in agent advances
 and other receivables                                          669                (12,593)

Policy acquisition costs deferred                            (4,382)                (4,173)
Decrease in policy liabilities and
 contractholder deposit funds                               (15,055)               (19,528)

Increase (decrease) in other policyholders'
 funds                                                            9                   (659)

(Decrease) increase in other liabilities                     (2,685)                 2,440

(Decrease) increase in deferred federal
 income taxes                                                (5,056)                 1,419

Increase in other assets                                     (1,068)                (5,017)

Other, net                                                     (710)                (1,072)
                                                  -----------------        ---------------

Net cash used in operating activities             $         (15,110)       $       (24,866)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                   Three Months ended
                                                                       September 30,

                                                                  1999               1998
CASH FLOWS FROM INVESTING
ACTIVITIES
Investments purchased                              $        (27,343)         $          (52)
Proceeds from sales and maturities
 of investments                                              29,596                  22,424
Net change in short-term investments                          3,220                 (23,586)
Purchases & retirements of equipment                           (170)                   (722)
Decrease in notes receivable from affiliates                  1,537                   1,537
                                                   ----------------          --------------
Net cash provided by investing activities                     6,840                    (399)



CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of treasury stock                                       -0-                    -0-
Purchase of subsidiary                                           -0-                    -0-
Issuance of common stock                                          27                     21
Repayment of debit                                               -0-                 (3,564)
                                                   -----------------          -------------
Net cash provided by (used in)
 financing activities                                             27                 (3,543)
                                                   -----------------         --------------
Net increase in cash and
 cash equivalents                                              1,895                 (1,210)
Cash and cash equivalents, beginning
 of period                                                     9,688                  9,620
                                                   -----------------         --------------
Cash and cash equivalents, end of period           $          11,583         $        8,410
                                                   =================         ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                          Nine Months ended
                                                                             September 30,
CASH FLOWS FROM INVESTING                                            1999                   1998
ACTIVITIES
Investments purchased                                    $          (54,825)       $        (25,402)
Proceeds from sales and maturities of investments                    83,254                  57,810
Net change in short-term investments                                (18,176)                    347
Purchases & retirements of equipment                                   (497)                   (985)
Decrease in notes receivable from affiliates                          4,611                   4,610
                                                         ------------------        ----------------
Net cash provided by investing activities                            14,367                  36,380



CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of treasury stock                                               33                      0
Purchase of subsidiary                                                  -0-                 (1,322)
Issuance of common stock                                                 87                    141
Repayment of debt                                                       -0-                (10,964)
                                                         ------------------        ---------------
Net cash provided by (used in) financing activities                     120                (12,145)
                                                         ------------------        ---------------
Net decrease in cash and cash equivalents                              (623)                  (631)
Cash and cash equivalents, beginning of year                         12,206                  9,041
                                                         ------------------        ----------------
Cash and cash equivalents, end of period                 $           11,583        $         8,410
                                                         ==================        ===============


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

COMPREHENSIVE INCOME

Total comprehensive income for the nine months ended September 30, 1999 and September 30, 1998 is $ (2.2) million and $ 9.9 million, respectively.

The following is a reconciliation of total accumulated other comprehensive income from December 31, 1998 to September 30, 1999 (in thousands):




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


Balance at December 31, 1998         $        9,762          $        1,809      $       11,571
Current period change                       (10,167)                   (800)            (10,967)
                                     --------------          --------------      --------------
Balance at September 30, 1999        $         (405)         $        1,009      $          604
                                     ==============          ==============      ==============


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

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by FAS No. 137, "Accounting for the Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statements No. 133". The operations of the Company are not affected by the provisions of FAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS:

For the nine-month period ended September 30, 1999, InterContinental Life Corporation's ("ILCO") net income was $8,723,000 (basic earnings and diluted earnings of $0.99 per common share) as compared to $8,356,000 (basic earnings and diluted earnings of $0.95 per common share) in the first nine months of 1998. For the 1998 period, earnings per share have been adjusted to give effect to the stock dividend (one share of common stock for each outstanding share of common stock) which was paid on March 17, 1999. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

                              Results of Operations

For the nine-month period ended September 30, 1999, the Company's income before federal income taxes was $13,780,000 on revenues of $78,262,000 as compared to income of $13,081,000 on revenues of $82,668,000 for the first nine months of 1998.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the first nine months of 1999 was $7.6 million, as compared to $8.4 million for the first nine months of 1998. Reinsurance premiums ceded were $1.9 million for the first nine months of 1999, as compared to $2.5 million in the first nine months of 1998.

Earned insurance charges for the nine-month period ended September 30, 1999 were $30.3 million, as compared to $30.8 million for the same period in 1998. This source of revenues is related to the universal life insurance and annuity book of business of the insurance subsidiaries of the Company.

The Company's senior loan was fully discharged effective September 30, 1998, accordingly, there was no interest expense for the first nine months of 1999, as compared to interest expense in the amount of $645,000 for the first nine months of 1998.

As of September 30, 1999, the market value of the fixed maturities available for sale segment was $409.4 million as compared to an amortized cost of $410.04 million, or an unrealized loss of $0.64 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. The net of tax effect of this decrease ($0.405 million at September 30, 1999) is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheets and has been recorded as a decrease in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

For the three-month period ended September 30, 1999, the lapse rate with respect to universal life insurance policies decreased from the lapse rate experienced in the similar period in 1998. The rate for the 1999 period was 5.89%, as compared to 7.08% in the 1998 period. The lapse rate with respect to traditional (non-universal) life insurance policies also decreased from the levels experienced in the second quarter of 1998. The rate for the three-month period ended September 30, 1999 was 8.56%, as compared to 8.67% in the similar period in 1998. The lapse rates experienced during these periods were within the ranges anticipated by management.

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

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of September 30, 1999, the outstanding principal balance of the Surplus Debentures was $1.5 million and $6.9 million, respectively. The terms of the latter required final payment of the remaining principal balance on September 30, 1999. Effective September 28, 1999, the Company and Investors- NA amended the payment schedule to provide payment of the remaining balance in four installments, with the final installment being due July 1, 2000. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of September 30, 1999, the statutory surplus of Investors-NA was $70.2 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of September 30, 1999, Investors-NA had earned surplus of $46.0 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $17.6 million at September 30, 1999. In June, 1999, Investors-IN paid a dividend in the amount of $3 million to its sole shareholder, Investors-NA. The amount of the dividend was less than the net gain from operations for the prior fiscal year; accordingly, no prior approval was required for the payment of the dividend. Advance notice of the payment was provided to the Indiana Department of Insurance, in accordance with the provisions of the Indiana Insurance Code.

ILCO's net cash flow used in operating activities was $15.1 million for the nine-month period ended September 30, 1999, as compared to $24.8 million for the first nine months of 1998.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                   Investments

As of September 30, 1999, the Company's investment assets totaled $681.0 million, as compared to $702.1 million as of December 31, 1998. Total assets as of September 30, 1999 ($1.32 billion) decreased slightly from the level as of December 31, 1998 ($1.35 billion).

The level of short-term investments at September 30, 1999 was $190.0 million, as compared to $171.8 million at December 31, 1998.

Invested real estate and other invested assets increased from $10.0 million at December 31, 1998 to $13.8 million as of September 30, 1999. This increase is related to the purchase by Investors-NA of the 47.995 acres of land in Austin, Texas for the development of the River Place Pointe project. The land was purchased in October, 1998 by Investors-NA, for an aggregate purchase price of $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Development of the initial phase of the project commenced during the first quarter of 1999. When completed, the first phase will consist of two office buildings, a parking garage and the infrastructure for the entire project. Investors-NA plans to commence development of the additional stages of the project following completion and leasing of the first phase.

The fixed maturities available for sale portion of invested assets at September 30, 1999 was $409.4 million. The amortized cost of the fixed maturities available for sale segment as of September 30, 1999 was $410.04 million, representing a net unrealized loss of $0.405 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The portfolio includes investments in mortgage-backed securities which includes collateralized mortgage obligations ("CMOs") of $182.1 million and mortgage-backed pass-through securities of $30.7 million at September 30, 1999. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 52.0% of the book value of the Company's mortgage-backed securities at September 30, 1999, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with this portion of the investment portfolio by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and scheduled bonds represented approximately 48.0% and sequential and support classes represented approximately 37.6% of the book value of the Company's mortgage-backed securities at September 30, 1999. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company did not make additional investments in CMOs during 1998 and the first three quarters of 1999. The current investment objectives of the Company do not contemplate additions to the portfolio of CMO investments during the remainder of 1999.

The Company's fixed maturities portfolio (including short-term investments), as of September 30, 1999 and December 31, 1998, included a non-material amount (0.1% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. Of these non-investment grade investments, all received an NAIC rating of "5" (lowest quality).

The consolidated balance sheets of the Company as of September 30, 1999 include $43.0 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation ("FLC") and a $2.5 million loan from Investors-CA to Financial Industries Corporation ("FIC") - which loan is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) - and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company ("FLIIC") made in July, 1993, in connection with the same transaction described above.

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

Under the Plan, the Company utilizes its own personnel and personnel of its affiliated company, FIC Computer Services, Inc., acquired Y2K compliant operating software, and engaged the assistance of outside consultants to facilitate the systems conversions and modifications. The Company has completed this system conversion, except as it relates to the conversion of approximately 6,130 policies and additional testing of previously completed conversions. The Company has increased the budget for the implementation and completion of the Plan from the prior years estimate. As of December 31, 1997, the Company had budgeted approximately $470,000 for implementing the Plan. Based on its current analysis, the Company expects that the cost of implementing and completing the Plan will result in an after-tax expense of approximately $587,000 for the three-year (1997 - 1999) conversion period. For the three month period ended September 30, 1999, the Company has incurred an after-tax expense of approximately $33,800 in connection with the completion of the Plan.

Between January 1, 1997 and September 30, 1999, the Company has expended approximately 78 % of the three-year expected after-tax cost discussed above. In the event that the Plan does not achieve full compliance by the target dates, or if unforeseen matters involving Y2K appear before or after January 1, 2000, the Company will utilize the staff of FIC Computer Services, Inc. to identify and resolve such issues as and if they arise.

In order to continuously evaluate the effectiveness of the modifications and conversions made to the various systems, FIC Computer Services has acquired testing software to simulate dates on or after January 1, 2000. Additionally, FIC Computer Services runs the systems through model office cycles and also conducts visual inspections of screen displays to determine whether the systems are functioning in a Y2K compliant manner. FIC Computer Services plans to continue testing the completed conversions and modifications through December, 1999.

As of September 30, 1999, FIC Computer Services, Inc. estimated that it had completed the necessary conversions and modifications on the administrative systems which process approximately 97% of the insurance policies for the Company and its subsidiaries. This included the conversion of the ALIS System (administering approximately 42,000 active policies) to CK/4 in February, 1998, the System 38 (administering approximately 9,400 active policies) conversion in January, 1997, the TI System (administering approximately 5,240 active policies) conversion to CK/4 in July, 1998 and the conversion of the Lifecomm-B system
(which is responsible for approximately 16,900 policies assumed after the acquisition of State Auto Life) in February,1999. The conversion of the Life 70 system (administering approximately 15,300 active policies for Investors-IN) was completed in May, 1999. As of June 30, 1999, the Lifecomm-A system administered approximately 57,140 active policies for Investors-NA. As of September 30, 1999, the conversion of all but approximately 6,130 active policies had been completed. The majority of those conversions were completed in November, and the Company expects the conversion of the remaining Lifecomm-A policies to be completed before the end of November, 1999. The modification of one of the Company's smaller systems which administers approximately 2,100 active credit life policies was completed on schedule in December 1998. The modification of a smaller system which administers approximately 15,470 active industrial life policies was completed in June of 1999.

The various software applications described above are licensed to the Company under agreements which permit the Company's subsidiaries to process business on its computer systems utilizing such software.

In 1997, FIC Computer Services, Inc. purchased new mainframe hardware and accompanying operating software, which the vendor has represented to be Y2K compliant. FIC Computer Services, Inc. has completed the installation and testing of such new mainframe hardware and software for compliance with the requirements of the Year 2000 conversion. In addition, FIC Computer Services has purchased certain third-party software which is run on the mainframe. This software has been represented by the vendor as being in compliance with Year 2000 requirements. Initial testing on such third-party software was completed in October, 1999. The telephone system, which includes both PBX and voice mail systems, has been tested by the maintenance provider for that system and the Company has received assurances that the telephone system is Y2K compliant.

With respect to non-centralized systems (i.e., desktop computers), the Company has obtained updated software releases and new hardware designed to be Y2K compliant according to the representations of the vendors. The Company expects that the effort needed to correct for Y2K problems on such systems will be less time intensive than the effort needed to achieve compliance for its centralized systems. The installation of such new PC hardware and software was commenced in early 1999 and was completed in mid-November, 1999.

The Company also faces the risk that one or more of its external suppliers of goods or services ("third party providers") will not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. Pursuant to the Plan, the Company has completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company has developed and forwarded a detailed questionnaire to such providers. The Company has received responses and assurances of Y2K readiness from all of its mission critical external suppliers, as well as many of its non-mission critical suppliers. The receipt and evaluation of responses is on-going, and the Company will consider whether to continue relationships with external suppliers who fail to respond to the questionaire.

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

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." As the Company does not have significant investments in derivative financial instruments, the adoption of FAS No. 133 does not have a material impact on the Company's results of operations, liquidity or financial position.

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

INTEREST RATE RISK:

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $23.7 million at September 30, 1999 and $17.1 million at December 31, 1998. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and (iii) notes receivable from affiliates. The market value of such assets was $642.5 million at September 30, 1999 and $672.6 million at December 31, 1998.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $215.2 million at September 30, 1999 and $250.8 million at December 31, 1998. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $12.3 million at September 30, 1999 and $7.1 million at December 31, 1998.

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

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  On June 29, 1999, ILCO announced that its Board of Directors has approved a stock repurchase plan. Under the plan, ILCO may repurchase up to 5% of its issued and outstanding common stock in the open market or in "block" transactions, within the meaning of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. A more detailed description of the plan was included in a Form 8-K dated June 29, 1999 filed by ILCO. As of November 8, 1999, the Company has not repurchased any ILCO common stock pursuant to the plan.

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

Date: November 15, 1999