Form 10-K
period 1999-12-31
INTERCONTINENTAL LIFE CORP
filed 2000-03-30
CIK 50982

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

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

YES   X    NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 2000, based on the closing sales price in The Nasdaq Small-Cap Market ($9.50 per share), was $44,152,333.

As of March 15, 2000, Registrant had 8,821,191 shares of its common stock outstanding (excluding shares held in Treasury and not entitled to vote).

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

The Company is principally engaged, through its subsidiaries, in administering existing portfolios of life insurance policies and annuity products. Prior to the end of 1997, the life insurance subsidiaries also administered an in-force book of accident and health insurance business. In December, 1997, the life insurance subsidiaries entered into an agreement, effective as of June 30, 1997, with a third party insurer whereby the obligations under the accident and health insurance and the disability income business of the companies were assumed by the reinsurer. The arrangement provides for an initial period of reinsurance on a coinsurance basis, pending applicable approvals of the assumption arrangement.

The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents.

The Company is controlled by Financial Industries Corporation ("FIC"), a life insurance holding company, through FIC's ownership of approximately 44.5% of the Company's outstanding common stock. FIC, ILCO and their insurance subsidiaries have substantially identical management, and a majority of the directors of ILCO are also directors of FIC and ILCO's and FIC's insurance subsidiaries. Officers allocate their time between ILCO and FIC in accordance with the comparative requirements of both companies and their subsidiaries. Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, the Company and their insurance subsidiaries, is the beneficial owner of approximately 30.71% of the outstanding shares of FIC's common stock. FIC owns Family Life Insurance Company, a Washington domiciled underwriter of mortgage protection life insurance.

The Company was organized in 1969 to be the publicly owned holding company for InterContinental Life Insurance Company ("ILIC"). The Company acquired Standard Life Insurance Company ("Standard Life") in 1986, Investors Life Insurance Company of California ("Investors-CA") and Investors Life Insurance Company of North America ("Investors-NA") in 1988, Meridian Life Insurance Company, renamed Investors Life Insurance Company of Indiana ("Investors-Indiana"), in February, 1995, State Auto Life Insurance Company (via merger of that company into Investors- Indiana in 1997) and Grinnell Life Insurance Company (via merger of that company into Investors- Indiana in 1998).

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

Completed Acquisitions.

a.  Standard  Life.  In November  1986,  the  Company  acquired  Standard  Life,
headquartered   in  Jackson,   Mississippi,   for  a  gross  purchase  price  of
$54,500,000.

b. Investors-NA and Investors-CA. In December 1988, the Company, through Standard Life, purchased Investors-CA and Investors-NA from CIGNA Corporation for a purchase price of $140 million.

c. Investors-Indiana. On February 14, 1995, ILCO, through Investors-NA, purchased from Meridian Mutual Insurance Company the stock of Meridian Life Insurance Company, an Indianapolis-based life insurer, for a cash purchase price of $17.1 million. After the acquisition, Meridian Life changed its name to Investors Life Insurance Company of Indiana ("Investors-Indiana").

d. State Auto Life. On July 9, 1997, ILCO and Investors-Indiana acquired State Auto Life Insurance Company, an Ohio domiciled life insurer, from State Automobile Mutual Insurance Company, for an adjusted cash purchase price of $11.8 million. Under the terms of the transaction, State Auto Life was merged into Investors-Indiana.

e. Grinnell Life. On June 30, 1998, ILCO, through a subsidiary, acquired Grinnell Life Insurance Company ("Grinnell Life") for an adjusted purchase price of $16.6 million. A portion of the purchase price ($12.37 million) was paid by way of a dividend to the seller immediately prior to the closing of the transaction; the balance of the purchase price was paid by ILCO's subsidiary.

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

In December, 1997, InterContinental Life Insurance Company ("ILIC"), an ILCO subsidiary, transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 47 states and the District of Columbia. As of December 31, 1999, it had assets of $176.4 million and capital and surplus of $23 million.

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

The Company's centralized management techniques resulted in significant employee reductions and expense savings in the life insurance companies acquired by the Company. During 1999, the general insurance expenses of the Company's insurance subsidiaries on a statutory basis were $15,910,308, as compared to $15,172,682 in 1998 and $15,574,265 in 1997. The level of expenses for the years 1999, 1998 and 1997 was affected by expenses incurred in connection with Year 2000 compliance (see the discussion under the caption "Data Processing"). For the year 1998, the level of expenses was also affected by expenses incurred in connection with the acquisition of Grinnell Life Insurance Company. Expenses for the year 1997 were also affected by the acquisition in July of that year of State Auto Life. Management is committed to maintaining the general insurance expenses of the Company's insurance subsidiaries at a level which will generate an acceptable level of profitability while maintaining the competitive pricing of their insurance products.

The number of employees within the Company and its subsidiaries (including employees who also perform administrative services for Family Life) was approximately 312 at December 31, 1999.



Principal Products

The Company's insurance subsidiaries are engaged primarily in administering existing portfolios of life insurance policies and annuity products. Approximately 79% of the total collected premiums for 1999 were derived from renewal premiums on insurance policies and annuity products sold by the insurance subsidiaries prior to their acquisition by the Company.

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

Direct statutory premiums received from all types of universal life products were $34.3 million in 1999, as compared to $38.9 million in 1998 and $40.6 million in 1997. Investors-NA received reinsurance premiums from Family Life of $3.2 million in 1999, pursuant to the reinsurance agreement for universal life products written by Family Life. In 1999, premium income from all life insurance products was derived from all states in which the Company's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14%), Ohio (9%), California (8%) and New Jersey (8%).

The Company's insurance subsidiaries received premium income from health insurance policies. In 1999, premium income from all health insurance policies was $0.8 million, as compared to $1.0 million in 1998 and $0.9 million in 1997. As described below, the health insurance business of the Company's subsidiaries is 100% reinsured with a third party reinsurer.

In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which most of the contractual obligations and risks under accident and health insurance policies were assumed by a third party reinsurer. The transfer was effective as of July 1, 1997. These risks and contractual obligations were sold pursuant to, first, a coinsurance reinsurance agreement. Following applicable regulatory approvals, the reinsurer will assume the direct obligations of the companies, on an assumption reinsurance basis. The decision to dispose of this book of business was based on management's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of the subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6,327,504. In addition to the transfer of reserves, the life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums.

Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund"), a series fund which is managed by Putnam Investment Management, Inc. As of December 31, 1999, the assets held in the separate account were $48.4 million. During 1999, the premium income realized in connection with these variable annuity policies was $117,666, which was received from existing contract owners.

Investors-NA also maintains a closed variable annuity separate account, with approximately $19.8 million of assets as of December 31, 1999. The separate account was closed to new purchases in 1981, as a result of an IRS ruling which adversely affected the status of variable annuity separate accounts which invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

For the past several years, ILCO's life companies expanded their marketing efforts in the fixed annuity market. Direct deposits from the sale of fixed annuity products were $7.6 million in 1999, as compared to $6.1 million in 1998, and $3.5 million in 1997. Investors-NA also received reinsurance premiums from Family Life of $1.8 million in 1999, pursuant to a reinsurance agreement for annuity products between Investors-NA and Family Life Insurance Company.

During the fourth quarter of 1998, Investors-NA developed a group deposit administration product, designed for use in connection with the funding of deferred compensation plans maintained by government employers under section 457 of the Internal Revenue Code. The company has established a marketing relationship with a third-party administrator based in San Antonio, Texas, which has established relationships with school districts in Texas. Enrollments under the program commenced during 1999, which contributed $0.9 million of the annuity premiums for that year.

In October, 1999, a marketing subsidiary of the Company entered into a marketing agreement with a third- party life insurance company. The marketing agreement makes available, to appointed agents of the Company's life insurance subsidiaries, a portfolio of term life insurance products not currently being offered by the subsidiaries. The underwriting risk on the products sold under this arrangement is assumed by the third-party insurer. The Company's appointed agents receive commissions on the sales of these products and the Company's marketing subsidiary receives an override commission.

The following table sets forth, for the three years ended December 31, 1999, the combined premium income and other considerations received by the Company's insurance subsidiaries from sales of their various lines of insurance.

                                             Year Ended December 31,

Type of Insurance Premium                1999           1998              1997
                                    (In thousands)
Individual:
Life                                  $10,647          $10,528          $10,163
Accident & Health                         808              994              792
Total Individual Lines                 11,455           11,522           10,955
Group:
Life                                    3,164            2,323            2,639
Accident & Health                           0               11               40
Total Group Lines                       3,164            2,334            2,679
Credit:
Life                                      (14)             (21)             (27)
Accident & Health                          (1)              (3)              14
Total Credit Lines                        (15)             (24)             (13)
Total Premium                          14,604           13,832           13,621
Reinsurance Premiums Ceded             (3,472)          (2,942)          (2,590)
    Total Net Premium                  11,132           10,890           11,031
Amount Received on
Investment Type Contracts              45,536           48,739           47,862
     Total Premiums and
     Deposits Received                $56,668          $59,629          $58,893

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

The investment objective of the Company's insurance subsidiaries emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. As of December 31, 1999, only 2.1% of the Company's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented 0.1% of the Company's total assets at December 31, 1999. The Company had investments in debt securities of affiliated corporations aggregating $41.5 million as of December 31, 1999.

Investments in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $178.9 million and mortgage-backed pass-through securities of $29.1 million at December 31, 1999. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 52.0% of the book value of the Company's mortgage-backed securities at December 31, 1999, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 48.0% and sequential and support classes represented approximately 38% of the book value of the Company's mortgage-backed securities at December 31, 1999. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company did not make additional investments in CMOs during 1999. For the year 2000, the Company's investment objectives include the making of selected investments in CMOs.

The Company does not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

The Company does not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At December 31, 1999, none of the mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure. During 1999, the Company wrote off the value of approximately $81,000 of principal and interest on mortgage loans which had defaulted as to principal and interest payment for more than 90 days.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 0.3% of the Company's invested assets at December 31, 1999.

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

In May, 1996, Family Life Insurance Company ("FLIC"), an indirect, 100% owned subsidiary of FIC, purchased a 7.1 acre tract adjacent to the original Bridgepoint Square tract. This second tract contained one building site and one garage site. In January, 1997, FLIC began construction on a four-story office building, with rentable space of approximately 76,793 square feet, and the parking garage, with 350 parking spaces. In May, 1997, the entire rentable space was leased to a major tenant in the technology business. Construction of the parking garage and the building shell was completed in October, 1997.

In November, 1997, Investors-NA and Family Life entered into a sale agreement with an independent third party for the sale of their respective interests in Bridgepoint Square Offices. The transaction, which closed on December 5, 1997, was for an aggregate price of $78 million. The sale resulted in a net pre-tax profit to Investors-NA of approximately $14.6 million, and a net pre-tax profit to Family Life of approximately $4.5 million. See Item 2. Properties.

In October, 1998, Investors-NA purchased two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Investors-NA has obtained approval of a site plan development proposal for these tracts. The development permit provides for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. The initial phase of the project ("Phase One") will consist of two office buildings, associated parking and the infrastructure for the entire project. Construction on Phase One began during the first quarter of 1999 and is expected to be completed during the third quarter of 2000.

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

Marketing and sales for all of the Company's insurance subsidiaries are directed by the Executive Vice President of Marketing and Sales. The Senior Vice President for Investors Sales directs Regional Vice Presidents who are responsible for the recruitment and maintenance of the general agents and managing general agents for individual insurance sales. During 1999, the Company implemented a plan to restructure the compensation arrangements for Regional Vice Presidents, so as to emphasize the role of personal production by the RVPs.

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

In response to the potential operations and policy administration problems caused by the computer calendar change on January 1, 2000, the management of the Company instructed FIC Computer Services, Inc. to analyze its system capabilities and the operational requirements of the Company and its respective subsidiaries and affiliates with respect to the Y2K problem. In 1996, FIC Computer Services, Inc. conducted the analysis of all of the Company's systems. After reviewing that analysis, the Company determined that a plan should be devised to prevent the data processing errors that would be encountered due to the Y2K problem. In November, 1996, a three-year plan outlining a proposed solution (the "Year 2000 Plan") was established and approved by the Company to ensure that all of the data processing systems would be Y2K compliant or converted onto Y2K compliant systems. The Company began the major work under the Year 2000 Plan in 1997 and the work, including extensive testing of the converted systems, was completed during the fourth quarter of 1999. The Company did not experience any material disruptions in the processing of its business as a result of the Year 2000 date change.

The Company established the Year 2000 Plan because FIC Computer Services, Inc.'s analysis revealed that those systems that are not converted or modified into Y2K compliant systems, may produce policy administration errors as a result of the calendar change, requiring that the life insurance subsidiaries manually administer those policies. This would have resulted in a material increase in administrative costs incurred by the life insurance subsidiaries of both ILCO and FIC.

The Company's analysis also indicated that, in addition to potential policy administration errors in the life insurance subsidiaries, any machine which contains a microchip is subject to error due to the Y2K problem. Such an occurrence could not only create errors in the Company's internal systems, but those of the Company's suppliers and service providers. In order to prepare for this contingency, the Year 2000 Plan called for the acquisition of new mainframe hardware and software, and the modification and conversion of the Company's telephones, voice mail and desk-top personal computers.

The Year 2000 Plan included the conversion of certain systems onto the Company's CK/4 System, a system which is designed to be Y2K compliant according to the representations of the vendor. Those systems which are not converted were upgraded by changing individual lines of computer code in order to modify current operating software such that it became Y2K compliant.

In order to continuously evaluate the effectiveness of the modifications and conversions made to the various systems, FIC Computer Services, Inc. acquired testing software to simulate dates on or after January 1, 2000. Additionally, FIC Computer Services, Inc. ran the systems through model office cycles and also conducted visual inspections of screen displays to determine whether the systems functioned in a Y2K compliant manner.

The various software applications described above are licensed to the Company under agreements which permit the Company's subsidiaries to process business on its computer systems utilizing such software.

Under the Year 2000 Plan, FIC Computer Services, Inc. utilized its own personnel, acquired Y2K compliant operating software, and engaged the assistance of outside consultants to facilitate the systems conversions and modifications. For the twelve month period ended December 31, 1999, the Company incurred an after tax cost of approximately $195,000 in connection with the Year 2000 Plan, as compared to an after tax expense of approximately $158,000 for the year ended December 31, 1998 and $140,000 for the year ended December 31, 1997.

With respect to non-centralized systems (i.e., desktop computers), the Company obtained updated software releases and new hardware designed to be Y2K compliant according to the representations of the vendors. The effort needed to correct for Y2K problems on such systems was less time intensive than the effort needed to achieve compliance for its centralized systems. The installation of such new PC hardware and software was commenced in early 1999 and was completed during the fourth quarter of 1999.

The Company also faced the risk that one or more of its external suppliers of goods or services ("third party providers") would not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. Pursuant to the Year 2000 Plan, the Company completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company developed and forwarded a detailed questionnaire to such providers. As the responses to the questionnaires were received, the Company evaluated the overall Y2K readiness of its third party provider relationships. The Company did not experience any material problems with its third-party vendors which were related to the Year 2000 date change.

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

Reinsurance and Reserves

Reinsurance Ceded. In accordance with general practices in the insurance industry, the Company's insurance subsidiaries limit the maximum net losses that may arise from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained (the "Retention") with the excess being ceded to a reinsurer at a premium set forth in a schedule based upon the age and risk classification of the insured. The reinsurance treaties provide for allowances that help the Company's insurance subsidiaries offset the expense of writing new business. Investors-IN generally retains the first $60,000 to $100,000 of risk on the life of any individual, depending upon the type of coverage being written. Investors-NA generally retains the first $100,000 to $250,000 of risk on the life of any individual, depending on the type of coverage being issued. Investors-NA maintains a bulk reinsurance treaty, under which it reinsured all of its risks under accidental death benefit policies. The treaty was most recently renegotiated with the current reinsurer in January, 1997.

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

     Reinsurance Assumed. In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996. These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

FIC's Acquisition of Control of the Company

In January, 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of March 15, 2000, FIC owned, directly and indirectly through Family Life, approximately 44.5% of the outstanding shares of ILCO's common stock.

FIC's Acquisition of Family Life

After FIC acquired control of ILCO, FIC's primary involvement in the insurance industry was its indirect investment, through ILCO, in ILCO's insurance subsidiaries. In June 1991, FIC acquired Family Life Insurance Company, ("Family Life"), based in Seattle, Washington, from Merrill Lynch Insurance Group, Inc.

Family Life specializes in underwriting and selling mortgage protection life insurance to customers who are mortgage borrowers from financial institutions where Family Life has marketing relationships. Family Life distributes its insurance products primarily through a national career sales force in 49 states and the District of Columbia.

The $114 million purchase price for Family Life and an additional $5 million for transaction costs, working capital and other related purposes were financed by:
(a) a $50 million senior loan provided by a group of banks, (b) $44 million subordinated notes issued to the seller and its affiliates and (c) $25 million senior subordinated notes issued to Investors-CA and Investors-NA. In addition, FIC granted to Investors-CA and Investors-NA nontransferable options to purchase up to a total of 9.9% of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. As a result of the five-for-one stock split implemented by FIC, effective in November, 1996, the exercise price of the options was changed to $2.10 per share. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the subordinated loans held by Investors-NA, the expiration date of the options was extended to September 12, 2006. For a discussion of the 1996 amendments, see Item 13, "Certain Relationships and Related Transactions with Management" . In July, 1993, the subordinated notes held by the seller and its affiliates were prepaid. The primary source of the funds used to prepay the subordinated debt was a new subordinated loan of $34.5 million obtained from Investors-NA. See Item 13.

Senior Loan

The Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors-NA and Investors-CA. In January, 1993, the Company refinanced its Senior Loan. That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility are substantially the same as the terms and provisions of the 1988 senior loan. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan. The average interest rate paid by the Company on its Senior Loan was approximately 7.68% during 1997 and 7.63% during 1998.

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

Investors-NA and Investors-IN are domiciled in the states of Washington and Indiana, respectively. In December, 1992, Investors-NA redomesticated from Pennsylvania to Washington, and Investors-CA merged into Investors-NA. In June, 1993, Standard Life merged into Investors-NA. Prior to December, 1997,
Investors-IN was domiciled in the State of New Jersey. In December, 1997, Investors-IN transferred its domicile to the State of Indiana.

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

     Risk-Based Capital Requirements. The National Association of Insurance Commissioners ("NAIC") has imposed Risk-Based Capital ("RBC") requirements to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with; (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The states will use the RBC formula as an early warning tool to discover potential weakly capitalized companies for the purpose of initiating regulatory action. The RBC requirements are not intended to be a basis for ranking the relative financial strength of insurance companies. The formula also defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by-state basis.

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

Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 1999 indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries is above 750% of its respective Authorized Control Level RBC.

     Solvency Laws Assessments. The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. For the year ended December 31 1999, the Company's insurance subsidiaries received a net credit on its guaranty fund assessment returns in the amount of $13,478. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

     Surplus Debentures and Dividends. The Company receives payments from Investors-NA under the terms of two surplus debentures. The surplus debentures were originally issued by Standard Life. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the surplus debentures. Under the provisions of the surplus debentures and current law, Investors-NA can pay interest and principal on the surplus debentures without having to obtain the prior approval of the Washington Insurance Commissioner; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million. As of December 31, 1999, the statutory surplus of Investors-NA was $72.6 million. Investors-NA does give five-days prior notification to the Washington Insurance Department of each proposed payment on the surplus debentures in accordance with an agreement between Investors-NA and the Department. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the surplus debentures.

Pursuant to the surplus debentures, Investors-NA paid to the Company principal and interest on the surplus debentures of $14,093,711 in 1997, $13,382,361 in 1998 and $10,859,115 in 1999. As of December 31, 1999, the outstanding principal balance of the surplus debentures was $0.956 million and $4.94 million, respectively. The terms of the latter debenture provided for final payment of the remaining principal on September 30, 1999. In September, 1999, Investors-NA and ILCO amended the payment schedule to provide for payment of the remaining balance in four installments, with the final installment being due July 1, 2000.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its insurance subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of December 31, 1999, Investors-NA had earned surplus of $51.6 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures .

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.1 million at December 31, 1999.

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

Federal Income Taxation

The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. However, the change will increase the tax for statutory accounting purposes in the first few years, which will reduce statutory surplus and, accordingly, may decrease the amount of cash dividends that Investors-NA can pay to the Company. For the years ended December 31, 1997, 1998 and 1999, the decreases in the current income tax provisions of the Company's insurance subsidiaries due to this change were $269,633, $253,411 and $409,193, respectively. The change has a negative tax effect for statutory accounting purposes when the premium income of the Company's insurance subsidiaries increases, but has a positive tax effect when their premium income decreases.


                               Segment Information

The principal operations of the Company's insurance subsidiaries are the underwriting of life insurance and annuities. Accordingly, no separate segment information is required to be provided by the Registrant for the three-year period ending December 31, 1999.


Item 2. Properties

The Registrant's headquarters are currently located at Austin Centre, 701 Brazos, Suite 1400, Austin, Texas. Investors-NA purchased Austin Centre, an office-hotel property in downtown Austin in August, 1991 for a purchase price of $31,275,000 from an unrelated seller that had previously acquired the property through foreclosure. In September, 1995, Investors-NA entered into a contract to sell Austin Centre to an Austin-based real estate investment firm for a purchase price of $62.675 million, less $1 million to be paid to a capital reserve account for the purchaser. The sale was consummated on March 29, 1996. A portion of the sale proceeds equal to the amount that Investors- NA presently had invested in Austin Centre were retained and reinvested by Investors-NA. The balance of the net proceeds of the sale were used to reduce ILCO's bank indebtedness by approximately $15 million. Following the sale of the Austin Centre, the Company and its affiliates continued to occupy three floors of the office space under a lease arrangement. The current lease, which was entered into in May, 1997, is for a five (5) year term ending in October, 2002, with options to renew for three successive five (5) year terms thereafter.

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

In the fourth quarter of 1995, construction began on the second office building, containing approximately 109,000 rentable square feet, and the other parking garage containing approximately 871 spaces. That phase of the project was completed in September, 1996. In March, 1996, construction commenced on the third office building, with approximately 79,000 rentable square feet of office space and was completed in December, 1996. Construction began on the fourth building in July, 1996 and was completed in July, 1997. The fourth building contains approximately 92,459 rentable square feet.

On May 3, 1996, Family Life Insurance Company, an indirect, 100% owned subsidiary of FIC, purchased a tract of land adjoining the Bridgepoint Office Square tract for a cash purchase price of $1.3 million. The property consists of
7.1 acres of land with one office building site and one parking structure site. Family Life began construction of the fifth building (known as "Bridgepoint Five") on the new site in January, 1997. Construction of the parking garage and the building shell was completed in October, 1997.

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

On October 29, 1998, Investors-NA purchased two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Prior to the closing, Investors-NA obtained approval of Site Development Permit from the City of Austin for the tracts. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. The initial phase of the project ("Phase One") will consist of two office buildings, associated parking and the infrastructure for the entire project, which is known as River Place Pointe. Construction on Phase One commenced during the first quarter of 1999 and is expected to be completed during the third quarter of 2000. The Company plans to relocate its corporate headquarters to space in one of the buildings during the third quarter of 2000.

ILCO leases a building located at 40 Parker Road, Elizabeth, New Jersey. This building, which was formerly the Company's headquarters building, contains approximately 41,000 square feet of office space. The remaining term of the lease is 6 years, and the lease calls for a minimum base rental of $450,000 per annum. The lease provides that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by ILCO. The Company has sub-leased the space in the property to third parties.

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

Prior to December, 1999, Investors-NA owned an office building, located at 206 West Pearl Street, Jackson, Mississippi, which was the former headquarters of Standard Life Insurance Company (the "Standard Life Building"). This building is 68 years old and contains approximately 85,000 square feet (65,000 net rentable square feet) of office space. On December 29, 1999, Investors-NA donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors-NA and Financial Industries Corporation ("FIC") sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000.00, which has been allocated according to the respective ownership interests of Investors-NA (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. Investors-NA intends to claim an income tax deduction on its upcoming tax return for the donation of the Standard Life Building, which has an appraised value at December 15, 1999 of approximately $3,050,000.00. The donation and sale transaction referenced above resulted in a net gain (GAAP basis) of $0.992 million for ILCO and $0.409 million for FIC (or a combined total of $1.401 million).

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


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

A. Market Information

The following table sets forth the quarterly high and low sales prices for the Company's common stock in The Nasdaq Small-Cap Market for 1999 and 1998. The quotations set forth below have been adjusted to give retroactive effective to the stock dividend (one share for each issued and outstanding share) which was paid on March 17, 1999.

                                                     Prices
                                              High              Low


1999:

1st Quarter. . . . . . .                    $ 10.00           $ 8.250
2nd Quarter. . . . . . .                      9.875             7.00
3rd Quarter. . . . . . .                      11.50             9.250
4th Quarter. . . . . . .                      10.50             9.188

1998:

1st Quarter. . . . . . .                    $ 11.50           $ 9.375
2nd Quarter. . . . . . .                      13.906           11.00
3rd Quarter. . . . . . .                      13.50             9.75
4th Quarter. . . . . . .                      10.50             8.625



The common stock of the Company is traded in The Nasdaq Small-Cap Market (NASDAQ
Symbol:  ILCO).   Quotations  are  furnished  by  the  National  Association  of
Securities Dealers Automated Quotation System (NASDAQ).

B. Holders

The approximate number of record holders of the common stock of the Registrant as of March 15, 2000 was 1,382.

C. Dividends

In 1999, the Company paid a stock dividend in the amount of one share of common stock for each share of common stock issued and outstanding. The dividend was paid on March 17, 1999, to holders of record on March 8, 1999.

No dividend was declared or paid by the Company during 1997 or 1998. Under the terms of its Senior Loan the Company was not permitted to declare or pay any dividends on its Common Stock during the term of the loan. As discussed above, under the caption "Senior Loan", the Senior Loan of the Company was fully repaid on September 30, 1998.

The ability of an insurance holding company, such as ILCO, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its operating insurance subsidiaries. The right of such subsidiaries to pay dividends is generally restricted by the insurance laws of their domiciliary states. See Item 1. Business- Regulation - Surplus Debentures and Dividends.

Item 6. Selected Financial Data (in thousands, except per share data.)

                                            Years Ended December 31,


                                      1999              1998              1997              1996              1995

Revenues                        $  104,205        $  109,462        $  127,683        $  138,244        $  122,390
Benefits & Expenses                 85,466            91,876            96,081            96,801           105,907
Income from operations              18,739            17,586            31,602            41,443            16,483
Provisions for federal
income taxes                         5,974             6,467            11,062            14,505             5,769

Net Income                      $   12,765        $   11,119        $   20,540        $   26,938        $   10,714

Common Stock and
Common Stock
Equivalents 1                        8,800             8,934             8,738             8,882             8,864
Net income per share 1,  2
Basic                           $     1.45        $     1.27        $     2.38        $     3.18        $     1.29
Diluted                         $     1.45        $     1.25        $     2.35        $     3.04        $     1.24
Cash Dividend                          -0-               -0-               -0-               -0-               -0-
Long Term Debt                         -0-               -0-        $   10,964        $   24,944        $   59,385

Total Assets                    $1,321,199        $1,350,248        $1,321,653        $1,263,942        $1,315,293


1. Data for the years 1995 to 1998 has been restated to reflect the effect of the stock dividend which was paid on March 17, 1999.

2. Net income per share for the years 1995 and 1996 has been restated to reflect the effect of FAS 128.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 1999, ILCO's net income was $12,765,000 (basic earnings of $1.45 per common share, or diluted earnings of $1.45 per common share) as compared to $11,119,000 (basic earnings of $1.27 per common share, or diluted earnings of $1.25 per common share) for the year 1998 and $20,540,000 (basic earnings of $2.38 per common share, or diluted earnings of $2.35 per common share) in 1997. Earnings per share are stated in accordance with the requirements of Financial Accounting Standard (FAS) No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. For the year 1998 and 1997, earnings per share have been restated to reflect the effect of the stock dividend which was paid on March 17, 1999.


                              Results of Operations

Net income from continuing operations (excluding the gain resulting from the sale of Bridgepoint Square Offices in 1997, as described below) was $12,765,000 (basic earnings of $1.45 per common share, or diluted earnings of $1.45 per common share) for the year ended December 31, 1999, as compared to $11,119,000 (basic earnings of $1.27 per common share, or diluted earnings of $1.25 per common share) for the year ended December 31, 1998 and $11,443,000 (basic earnings of $1.32 per common share, or diluted earnings of $1.31 per common share) for the year ended December 31, 1997.

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

The statutory earnings of the Company's insurance subsidiaries, as required to be reported to insurance regulatory authorities, before interest expense, capital gains and losses, and federal income taxes were $18,344,000 at December 31, 1999, as compared to $17,079,000 at December 31, 1998 and $20,192,000 at
December 31, 1997. These statutory earnings are the source to provide for the repayment of ILCO's indebtedness.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the year 1999 was $11.13 million, as compared to $10.89 million for the year 1998 and $11.03 million in 1997. Reinsurance premiums ceded were $3.47 million in 1999, as compared to $2.94 million in 1998 and $2.59 million in 1997. For the year 1997, ceded reinsurance includes the results of the sale of the accident and health and disability income insurance business of the Company's life insurance subsidiaries. In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which all of the contractual obligations and risks under accident and health and disability income insurance policies were assumed by a third party reinsurer. These risks and contractual obligations were sold pursuant to, first, a coinsurance reinsurance agreement. Following applicable regulatory approvals, the reinsurer will assume the direct obligations of the companies, on an assumption reinsurance basis. The decision to dispose of this book of business was based on management's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of the subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6.33 million. In addition to the transfer of reserves, the life companies paid the reinsurer $1.04 million in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums.

Earned insurance charges for the year ended December 31, 1999 were $40.4 million, as compared to $41.1 million for the year 1998 and $40.9 million for 1997. This source of revenues is related to the universal life insurance and annuity book of business of Investors-NA.

The increase in long-term interest rates during 1999, which was related to general economic conditions, had a negative effect upon the market value of the fixed maturities available for sale segment of the portfolio. As of December 31, 1999, the market value of the fixed maturities available for sale segment was $404.2 million, as compared to an amortized cost of $411.5 million, or an unrealized loss of $7.3 million. The net of tax effect of this decrease has been recorded as a decrease in shareholders' equity.

During 1999, the lapse rate with respect to universal life insurance policies decreased slightly from the lapse rate experienced in 1998. The rate in 1999 was 6.30%, as compared to 7.25% in 1998. The lapse rate with respect to traditional (non-universal) life insurance policies increased from the levels experienced in 1998. The rate in 1999 was 8.15% as compared to 7.09% in 1998. The lapse rates experienced during the 1999 period were within the ranges anticipated by management.

                        Liquidity and Capital Resources

ILCO is a holding company whose principal assets consist of the common stock of Investors-NA and its subsidiary, Investors-IN. ILCO's primary source of funds consists of payments under two Surplus Debentures from Investors-NA.

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

ILCO receives periodic payments of principal and interest from Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. Upon the merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of December 31, 1999, the outstanding principal balance of the Surplus Debentures was $0.956 million and $4.94 million, respectively. The terms of the latter debenture provided for final payment of the remaining principal on September 30, 1999. In September, 1999, Investors-NA and ILCO amended the payment schedule to provide for payment of the remaining balance in four installments, with the final installment being due July 1, 2000. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the Surplus Debentures. At December 31, 1999, the statutory surplus of Investors-NA was $72.6 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its life insurance subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. As of December 31, 1999, Investors-NA had earned surplus of $51.6 million. Since the law applies only to dividend payments, the ability of Investors-NA to make principal and interest payments under the Surplus Debentures is not affected. ILCO does not anticipate that Investors-NA will have any difficulty in making principal and interest payments on the Surplus Debentures for the foreseeable future.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $18.1 million at December 31, 1999. During 1999, Investors-IN made a dividend payment in the amount of $3 million to Investors-NA. The payment was made on June 29, 1999 after the advance notice required by the Indiana insurance code had been provided to the Indiana Department of Insurance.

ILCO's net cash flow provided by (used in) operating activities was $(20.89) million for the year ended December 31, 1999, as compared to $(17.33) million for the year ended December 31, 1998 and $3.96 million for the year ended December 31, 1997. The change between the 1997 and 1998 periods is primarily due to the payments made in connection with the reinsurance of the health insurance business and the payment in 1998 of income taxes relating to the gain on the sale of Bridgepoint Square Offices.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business.

                                   Investments

As of December 31, 1999, the book value of the Company's investment assets totaled $678.8 million as compared to $702.1 million as of December 31, 1998. Total assets as of December 31, 1999 ($1.32 billion) decreased slightly from the level as of December 31, 1998 ($1.35 billion).

The level of short-term investments at the end of 1999 was $191.7 million, as compared to $171.8 million at the end of 1998.

Invested real estate and other invested assets increased from $10.03 million at December 31, 1998 to $21.15 million as of December 31, 1999. This increase is related to the purchase by Investors-NA of the 47.995 acres of land in Austin, Texas for the development of the River Place Pointe project. The land was purchased in October, 1998 by Investors-NA, for an aggregate purchase price of $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on Phase One commenced during the first quarter of 1999. Upon completion of Phase One, the Company plans to move its corporate headquarters to space in one of the buildings. The move is currently scheduled for the third quarter of 2000. In connection with the move, Investors-NA (the tenant under the lease of its current Austin Centre space) intends to sub- lease said space. Investors-NA plans to commence development of the additional stages of the River Place Pointe project following completion and leasing of Phase One.

Prior to December, 1999, Investors-NA owned an office building, located at 206 West Pearl Street, Jackson, Mississippi, which was the former headquarters of Standard Life Insurance Company (the "Standard Life Building"). This building is 68 years old and contains approximately 85,000 square feet (65,000 net rentable square feet) of office space. On December 29, 1999, Investors-NA donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors-NA and Financial Industries Corporation ("FIC") sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000.00, which has been allocated according to the respective ownership interests of Investors-NA (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. Investors-NA intends to claim an income tax deduction on its upcoming tax return for the donation of the Standard Life Building, which has an appraised value at December 15, 1999 of approximately $3,050,000.00. The donation and sale transaction referenced above resulted in a net gain (GAAP basis) of $0.992 million for ILCO and $0.409 million for FIC (or a combined total of $1.401 million).

The fixed maturities available for sale portion of invested assets at December 31, 1999 was $404.2 million. The amortized cost of the fixed maturities available for sale segment as of December 31, 1999 was $411.5 million, representing a net unrealized loss of $7.3 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The Company's fixed maturities portfolio (including short-term investments), as of December 31, 1999, included a non-material amount (0.1% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. For the year ended December 31, 1998, the comparable percentage was 0.6%.

The consolidated balance sheets of the Company as of December 31, 1999 include $41.5 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC
(ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above.

As of June 12, 1996, the provisions of the notes from Investors-NA to FIC, FLC and FLIIC were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12% and (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note, in the amount of $1,977,119, is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

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

                              Year 2000 Compliance

The Company and its subsidiaries utilize a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations. In response to the potential operations and policy administration problems caused by the calendar change on January 1, 2000, the Company evaluated its centralized computer systems and developed a plan to reach Y2K compliance (the "Year 2000 Plan"). A central feature of the plan was to convert certain of the centralized systems to a common system which is already in compliance with Y2K requirements.

The Year 2000 Plan called for a conversion of certain systems onto the Company's CK/4 System; a system which is designed to be Y2K compliant according to the representations of the vendor. Those systems which are not converted will be upgraded by changing individual lines of computer code in order to modify current operating software such that it will become Y2K compliant.

In order to continuously evaluate the effectiveness of the modifications and conversions made to the various systems, FIC Computer Services acquired testing software to simulate dates on or after January 1, 2000. Additionally, FIC Computer Services ran the systems through model office cycles and also conducted visual inspections of screen displays to determine whether the systems are functioning in a Y2K compliant manner.

The various software applications described above are licensed to the Company under agreements which permit the Company's subsidiaries to process business on its computer systems utilizing such software.

The Company completed this systems conversion and testing prior to January 1, 2000. For the year ended December 31, 1999, the Company incurred an after-tax expense of approximately $195,000 in connection with the Year 2000 Plan, as compared to an after-tax expense of approximately $158,000 for the year 1998 and $140,000 for the year 1997.

With respect to non-centralized systems (i.e., desktop computers), the Company obtained updated software releases and new hardware designed to be Y2K compliant according to the representations of the vendors. The installation of such new PC hardware and software was commenced in early 1999 and is expected to be completed during the fourth quarter of 1999.

The Company also faced the risk that one or more of its external suppliers of goods or services ("third party providers") would not be in a position to properly interact with the Company due to the inability of such third party provider to resolve its own Y2K issues. During 1999, the Company completed an inventory of its third party provider relationships. In order to assess the Y2K readiness of such third party providers, the Company developed and forwarded a detailed questionnaire to such providers. As the responses to the questionnaires were received, the Company evaluated the overall Y2K readiness of its third party provider relationships. The Company did not experience any material problems with its third-party vendors which were related to the Year 2000 date change.

            Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Except for historical factual information set forth in this Management's Discussion and Analysis, certain statements made in this report are forward looking and contain information about financial results, economic conditions and other risks and known uncertainties. The Company cautions the reader that actual results could differ materially from those anticipated by the Company, depending upon the eventual outcome of certain factors, including: (1) heightened competition for new business, (2) significant changes in interest rates and (3) adverse regulatory changes affecting the business of insurance.


                             Accounting Developments

In February, 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 128, "Earnings Per Share," which revises the standards for computing earnings per share previously prescribed by APB Opinion No. 15, "Earnings Per Share." The Statement establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding. The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, a company may disclose pro forma earnings per share amounts that would have resulted if it had applied the Statement in an earlier period. The Company adopted FAS 128 in its annual financial statements for the year ended December 31, 1997.

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

In December, 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which provides guidance on accounting for insurance-related assessments. The Company adopted SOP 97-3, effective January 1, 1999. Previously issued financial statements were required to be restated. The adoption of SOP 97-3 did not have a material impact on the Company's results of operations, liquidity or financial position.

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by FAS No. 137, "Accounting for the Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statements No. 133". The operations of the Company are not affected by the provisions of FAS No. 133.


                                Subsequent Event

On March 28, 2000, the Company purchased 546,000 shares of its common stock in a single transaction at a price of $9.25 per share. The purchase price was approximately $0.25 per share below the prevailing market price at the time of the purchase. The shares repurchased will be treated as treasury shares.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

General. ILCO's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the section entitled "Investment of Assets" in Item 1 of this report and the information set forth in
Item 7, "Management's Discussion and Analysis of Financial Condition and Operations - Investments".

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

Interest Rate Risk . Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $23.3 million at December 31, 1999 and $17.1 million at December 31, 1998. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and
(iii) notes receivable from affiliates. The market value of such assets was $639.5 million at December 31, 1999 and $672.6 million at December 31, 1998.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $208 million at December 31, 1999 and $250.8 million at December 31, 1998. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $12.0 million at December 31, 1999 and $7.1 million at December 31, 1998.

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


Item 8. Financial Statements and Supplementary Data

The following Financial Statements of ILCO and its consolidated subsidiaries have been filed as part of this report:

1. Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 27, 2000.

2.   Consolidated Balance Sheets, as of December 31, 1999 and December 31, 1998.

3. Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

5. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

6.   Notes to Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No independent accountant who audited the Registrant's financial statements has resigned or been dismissed during the two most recent fiscal years.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

         (a) Directors of the Registrant

The names and ages of the current directors of the Registrant, their principal occupations or employment during the past five years and other data regarding them are set forth below. All of the directors other than Mr. Chacosky, were elected at the 1999 annual shareholders meeting. Mr. Chacosky was appointed as a director in January, 2000, to fill a vacancy created by an increase in the number of directors which was approved by the Board of Directors in January, 2000. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.

                                  Director         Principal Occupation
Name                   Age         Since          and Other Information


Robert A. Bender       46           1997      Director of ILCO since October,
                                              1997.  Vice President of Family
                                              Life Insurance Company since
                                              January, 1997.  Vice President of
                                              Investors Life Insurance Company
                                              of North America since January,
                                              1997. Vice President of
                                              Investors-IN, formerly known as
                                              InterContinental Life Insurance
                                              Company since January, 1997.
                                              Assistant Vice President of
                                              Investors Life Insurance Company
                                              of North America from February,
                                              1994 to January, 1997.  Assistant
                                              Vice President of Investors-
                                              Indiana from February, 1994 to
                                              January, 1997.  Assistant Vice
                                              President of Investors-IN,
                                              formerly known as InterContinental
                                              Life Insurance Company from
                                              February, 1994 to January, 1997.
                                              Assistant Vice President of Family
                                              Life Insurance Company from
                                              February, 1994 to January, 1997.
                                              Retired from 22 years of service
                                              in the U.S. Army in February,
                                              1994.

Charles K.              42          2000      Vice President and Director of FIC
Chacosky                                      since January, 2000. Vice
                                              President and Director of ILCO
                                              since January, 2000.  Executive
                                              Vice President and Chief Actuary
                                              of Family Life Insurance Company,
                                              Investors Life Insurance Company
                                              of North America and Investors
                                              Life Insurance Company of Indiana
                                              since January, 2000.  Senior
                                              Manager, Pricewaterhouse - Coopers
                                              from February, 1997 to December,
                                              1999. Vice President, Germantown
                                              Life Insurance Company, February,
                                              1995 to January, 1997.

Jeffrey H. Demgen       47          1995      Director of FIC since May, 1995.
                                              Vice President of FIC since
                                              August, 1996.   Vice President and
                                              Director of ILCO since August,
                                              1996.  Director of FIC since May,
                                              1995.  Executive Vice President
                                              and Director of Family Life
                                              Insurance Company since August,
                                              1996. Senior Vice President and
                                              Director of Family Life Insurance
                                              Company from October, 1992 to
                                              August, 1996.  Executive Vice
                                              President and Director of
                                              Investors Life Insurance Company
                                              of North America since August,
                                              1996.  Senior Vice President and
                                              Director of Investors Life
                                              Insurance Company of North America
                                              from October, 1992 to June, 1995.
                                              Executive Vice President of
                                              Investors-IN, formerly known as
                                              InterContinental Life Insurance
                                              Company since August, 1996.
                                              Senior Vice President of
                                              Investors-IN, formerly known as
                                              InterContinental Life Insurance
                                              Company from October, 1992 to
                                              June, 1995.  Executive Vice
                                              President and Director of
                                              Investors-Indiana from August,
                                              1996 to December, 1997.  Senior
                                              Vice President of United Insurance
                                              Company of America from September,
                                              1984 to July, 1992.

Theodore A.             60          1991      Vice President and Director of
Fleron                                        ILCO since May, 1991.  Assistant
                                              Secretary since June, 1990.  Vice
                                              President and Director of FIC
                                              since August, 1996.  Senior Vice
                                              President, General Counsel,
                                              Assistant Secretary and  Director
                                              of Investors Life Insurance
                                              Company of North America and
                                              Investors-IN, formerly known as
                                              InterContinental Life Insurance
                                              Company since July, 1992.  General
                                              Counsel, Assistant Secretary and
                                              Director of Investors Life
                                              Insurance Company of North America
                                              and Investors- IN, formerly known
                                              as InterContinental Life Insurance
                                              Company from January, 1989 to
                                              July, 1992.  Senior Vice
                                              President, General Counsel,
                                              Director and Assistant Secretary
                                              of Investors-Indiana from
                                              June, 1995 to December, 1997.
                                              Senior Vice President, General
                                              Counsel, Director and Assistant
                                              Secretary of Family Life Insurance
                                              Company since August, 1996.

W. Lewis                 68           1988    Dentist practicing in San Marcos,
Gilcrease                                     Texas.  Director of ILCO since
                                              1988.  Director of FIC from 1979
                                              to July, 1991.

James M. Grace           56           1984    Vice President and Treasurer of
                                              the Company since January, 1985.
                                              Executive Vice President,
                                              Treasurer and Director of
                                              Investors-IN, formerly known as
                                              InterContinental Life Insurance
                                              Company since 1989. Vice
                                              President, Treasurer and Director
                                              of Financial Industries
                                              Corporation since July, 1976.
                                              Executive Vice President and
                                              Treasurer of Investors Life
                                              Insurance Company of North America
                                              since 1989.  Executive Vice
                                              President, Treasurer and Director
                                              of Family Life Insurance Company
                                              (a subsidiary of Financial
                                              Industries Corporation) since
                                              June, 1991. Director, Executive
                                              Vice President and Treasurer of
                                              Investors-Indiana from February,
                                              1995 to December, 1997.

Richard A.               68            1981   Certified Public Accountant and a
Kosson                                        partner in the firm of Manheim,
                                              Kosson & Novick in Millburn, New
                                              Jersey.  Director of ILCO since
                                              1981.

Roy F. Mitte             68            1984   Chairman of the Board and Chief
                                              Executive Officer of the Company
                                              and Investors-IN formerly known as
                                              InterContinental Life Insurance
                                              Company since January, 1985.
                                              President of the Company since
                                              April, 1985.  Chairman of the
                                              Board, President and Chief
                                              Executive Officer of Financial
                                              Industries Corporation since 1976.
                                              Chairman of the Board, President
                                              and Chief Executive Officer of
                                              Investors Life Insurance Company
                                              of North America since December,
                                              1988. Chairman of the Board,
                                              President and Chief Executive
                                              Officer of Family Life Insurance
                                              Company since June, 1991. Chairman
                                              of the Board, President and Chief
                                              Executive Officer of Investors-
                                              Indiana from  February 1995 to
                                              December, 1997.  Chairman, ILG
                                              Securities Corporation since
                                              December 1988.

Elizabeth T. Nash       50             1998   Member of the Board of Regents,
                                              Texas State University System
                                              since 1993, Chairman from 1997 to
                                              1998, Vice-Chairman from 1996 to
                                              1997.  Trustee of the Development
                                              Foundation of Southwest Texas
                                              State University since 1987,
                                              Chairman from 1992 to 1997, Vice-
                                              Chairman from 1989 to 1992.
                                              Director of ILCO since 1998.

Eugene E. Payne         57             1989   Vice President of ILCO since
                                              December, 1988 and Director and
                                              Secretary since May, 1989.  Vice
                                              President and Director of
                                              Financial Industries Corporation
                                              since February, 1992.  Executive
                                              Vice President, Secretary and
                                              Director of Investors Life
                                              Insurance Company of North America
                                              since December, 1988.  Executive
                                              Vice President since December 1988
                                              and Director since May, 1989 of
                                              Investors- IN, formerly known as
                                              InterContinental Life Insurance
                                              Company. Executive Vice President,
                                              Secretary and Director of Family
                                              Life Insurance Company since June,
                                              1991.  Director, Executive Vice
                                              President and Secretary of
                                              Investors-Indiana from February,
                                              1995 to December, 1997.

H. Gene Pruner           71             1995  Director of ILCO since August,
                                              1996.  Director of Investors-IN
                                              since February, 1995.  President
                                              of Market Share, Inc. since April,
                                              1985.

Steven P. Schmitt         53            1994  Senior Vice President since April,
                                              1992 and Director, Vice President
                                              and Assistant Secretary since
                                              August, 1989 of Investors Life
                                              Insurance Company of North America
                                              and Investors-IN, formerly known
                                              as InterContinental Life Insurance
                                              Company.  Senior Vice President
                                              since April, 1992 and Director and
                                              Vice President since June, 1991 of
                                              Family Life Insurance Company.
                                              Director, Senior Vice President
                                              and Assistant Secretary of
                                              Investors-Indiana from June, 1995
                                              to December, 1997.


The incumbent directors, other than Mr. Pruner, have been nominated for submission to vote of the shareholders for reelection at the 2000 annual shareholders' meeting.

(b)  Executive Officers of the Registrant

The following table sets forth the names and ages of the persons who have served as Registrant's Executive Officers during 1999 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

Name                       Age              Positions and Offices

Roy F. Mitte               68               Chairman of the Board, President
                                            and Chief Executive Officer

James M. Grace             56               Vice President and Treasurer

Eugene E. Payne            57               Vice President and Secretary

Jeffrey H. Demgen          47               Vice President

In May 1991, Roy F. Mitte suffered a stroke, resulting in partial paralysis affecting his speech and mobility. Mr. Mitte continues to make the requisite decisions in his capacity as Chief Executive Officer, although his ability to communicate and his mobility are impaired.

(c)    Identification of certain significant employees

       Not Applicable.

(d)    Family relationships

       Not Applicable.

(e)    Business experience

All of the executive officers of the Company are members of the Board of Directors and their business experience has been outlined in Item 10(a).

(f)    Involvement in certain legal proceedings

        Not Applicable

(g)   Compliance with Section 16(a) of the Securities Exchange Act of  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that for the period from January 1, 1999 through December 31, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the three other persons who were serving as executive officers of the Company at the end of 1999 and received cash compensation exceeding $100,000 during 1999.


                               Annual Compensation

        Name and                                                                            Awards          All Other
       Principal                                                          Other Annual                     Long Term
        Position            Year            Salary(1)          Bonus(5)   Compensation       Stock        Compensation(7)
                                                                                            Options
                                                                            (2, 3, 4)       (Shares)(6)
Roy F. Mitte,
Chairman,                   1999           $ 356,679        $ 1,535,000   $      -0-          10,000       $       -0-
President and               1998             356,679          1,535,000          -0-             -0-               -0-
Chief Executive             1997             252,253            751,500          -0-             -0-               -0-
Officer
James M. Grace,             1999             195,000             20,000      191,215          10,000             1,600
Vice President              1998             195,000             25,000      227,040             -0-             1,350
and Treasurer               1997             195,000             40,000      437,340             -0-            16,165

Eugene E.                   1999             195,000             20,000       95,520          10,000             1,600
Payne, Vice                 1998             195,000             20,000      100,020             -0-             4,390
President and               1997             195,000             40,000      278,920             -0-            20,025
Secretary
Jeffrey H.                  1999             150,000             20,000          -0-          10,000             1,600
Demgen, Vice                1998             145,384             15,000          -0-             -0-             1,615
President                   1997             117,884             30,000          -0-             -0-             1,400



(1) The executive officers of the Company have also been executive officers of the Company's insurance subsidiaries and FIC and FIC's insurance subsidiary, Family Life. FIC and/or Family Life reimbursed the Company (or, in the case of Mr. Mitte, authorized payment of) the following amounts as FIC's or Family Life's share of these executive officers' cash compensation and bonus for 1997, 1998 and 1999: (i) Mr. Mitte: $999,746, $1,111,821 and $1,111,821 respectively, which amounts are not included in the above table; (ii) Mr. Grace: $68,150, $64,152 and $62,694, respectively, which amounts are included in the above table; (iii) Dr. Payne: $68,150, $61,447 and $61,447, respectively, which amounts are included in the above table; and (iv) Mr. Demgen $66,548, $72,173 and $76,500, respectively, which amounts are included in the above table. Dr. Payne elected to defer a portion ($13,000) of his 1998 compensation under the provisions of the Company's Non-Qualified Deferred Compensation Plan. See also,
Note 5.

(2) Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named individual.

(3) Includes the value realized by Mr. Grace in connection with the exercise of stock options. In 1999, Mr. Grace exercised options to purchase 24,000 shares of the Company's common stock under the Non-Qualified Option Plan. See "Aggregated Option Exercises in 1999" below.

(4) Includes the value realized by Dr. Payne in connection with the exercise of stock options. In 1999, Dr. Payne exercised options to purchase 6,000 (which number does not reflect the stock dividend paid on April 17, 1999, since Dr. Payne exercised the options prior to the date of the dividend) shares of the Company's common stock under the Non-Qualified Stock Option Plan . See "Aggregated Option Exercises in 1999" below.

(5) The data in this column represents the amount of annual bonus awarded. The bonuses for Mr. Grace, Dr. Payne and Mr. Demgen for the year 1997 represent amounts paid in 1997, but include the bonuses awarded with respect to the years 1996 and 1997. Dr. Payne elected to defer the amounts shown for 1997, 1998 and 1999 into the Company's Non-Qualified Deferred Compensation Plan. The Plan was established in 1997 to permit Mr. Grace and Dr. Payne to defer a portion of their compensation. Under the provisions of the Plan, contributions are invested on a money purchase basis and plan benefits are based on the value of the account at retirement or other distribution. In accordance with applicable tax law requirements, amounts allocated to the Plan are subject to the claims of general creditors of the Company. See also, Note 7.

(6) The data in this column represents the number of shares available for exercise under options granted in 1999 under the 1999 ILCO Non-Qualified Stock Option Plan. See also, "Option Grants in 1999", below.

(7) All Other Compensation includes:

(i) Company contributions to the InterContinental Life Corporation Employees Savings and Investment Plan. The amount of each such contribution for the years 1997, 1998 and 1999, respectively, was as follows: (a) Mr. Grace:
     $1,350, $1,350 and $1,600, respectively,  (b) Dr. Payne: $2,100, $2,100 and
     $1,600,  respectively  and (c) Mr.  Demgen:  $1,400,  $1,615  and $  1,600,
     respectively.

(ii) amounts paid by the Company to Mr. Grace and Dr. Payne to supplement the benefits under the Company's Pension Plan. The Pension Plan supplement relates to each of the past service years for Mr. Grace and Dr. Payne which were affected by the limitation on compensation which the Pension Plan may take into account for benefit accrual purposes. Under federal pension rules, an employee's benefits under a qualified pension plan, such as the ILCO Pension Plan, are limited to certain maximum amounts. The amount of the payments made in 1997 was determined by comparing the accrued benefit for the listed individuals under the ILCO Pension Plan through December 31, 1996 to the accrued benefit which the individual would have had under the Plan's benefit formula without application of the limitations applicable to tax qualified retirement plans. The value of the difference, representing an amount payable for life commencing at normal retirement age, was then commuted to its present value, which amount is included in this column. In 1998, the Company made similar payments, with respect to benefit accruals for the preceding year. Mr. Grace and Dr. Payne elected to defer their respective amounts into the Company's Non- Qualified Deferred Compensation Plan. In 1999, the actuarial consulting firm which provides the Company with the calculations of the amounts of the supplements advised the Company that certain errors had been made with respect to prior years. As a result, the Company adjusted the amount of the supplements for each of Dr. Payne and Mr. Grace. The adjustments resulted in a credit to the Company in the amount of $74.96 for Dr. Payne and $6,574.43 with respect to Mr. Grace. These amount were deducted from the Non-Qualified Deferred Compensation Plan maintained by the Company for each individual The Company intends to make a similar payment with respect to benefit accruals for subsequent years; however, there is no obligation for it to do so. See also, Note 5.

Option Grants in 1999

The following table sets forth certain information regarding stock options granted during calendar year 1999 to the persons named in the Summary Compensation Table, above. The options were granted under the InterContinental Life Corporation 1999 Stock Option Plan. The plan was approved at the Annual Meeting of Stockholders held on May 18, 1999. During 1999, options to purchase 10,000 shares of the common stock of the Company were granted to each of 46 employees of the Company, its subsidiaries and affiliates, for a total of 460,000 options. As of December 31 1999, options to purchase a total of 20,000 shares had terminated as a result of employee turnover.

The potential realizable values on date of grant of stock options granted in 1999 shown below are presented pursuant to SEC rule and are calculated using assumed annual rates of stock price appreciation for the option term. The theoretical values of options do not necessarily bear a relationship to the compensation cost to the Company or potential gain realized by an executive. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the common stock of the Company relative to the exercise price of the stock option at the time the stock option is exercised. There is no assurance that the theoretical values of stock options reflected in this table actually will be realized.


                                        % of Total
                                        Options                                             Potential Realizable
                                        Granted to                                          Value at Assumed
                                        Employees                                           Annual Rates of Stock
                     Options            During            Exercise         Expiration       Price Appreciation for
Name                 Granted (1)        1999              Price            Date             Option Term (2)


                                                                                                  5%             10%
Roy F. Mitte         10,000             2.27%             $9.00            5/18/05           $14,434         $30,880
James M.             10,000             2.27%              9.00            5/18/05            14,434          30,880
Grace
Eugene E.            10,000             2.27%              9.00            5/18/05            14,434          30,880
Payne
Jeffrey H.           10,000             2.27%              9.00            5/18/05            14,434          30,880
Demgen


(1) The options shown in the preceding table were each granted on May 18, 1999. Options vest in 20% increments with the first 20% vesting on the first anniversary of the date of grant and an additional 20% vesting on each subsequent anniversary. The option period for each sequentially vested portion of an option is one year from the respective Anniversary Date on which said portion of the option becomes partially exercisable.

(2) The potential realizable values on date of grant are calculated assuming that the market price of the underlying security appreciates in value from the date of the grant to the last date on which the options may be exercised at an assumed annualized rate of 5% and, alternatively, 10%. The calculations assume that each vested option is exercised as of the initial date on which such vested percentage may be exercised.

Aggregated Option Exercises in 1999

The following table sets forth information concerning each exercise of stock options during 1999 by each of the individuals who were executive officers of the Company as of December 31, 1999.

                              Shares
                             Acquired                  Value
Name                       On Exercise (#)           Realized ($)


James M. Grace               24,000 (1)              $191,215

Eugene E. Payne               6,000 (2)                95,520

(1) The number of shares acquired upon exercise of options reflects the stock dividend which was paid on March 17, 1999.

(2) The number of shares acquired upon exercise does not reflect the stock dividend which was paid on March 17, 1999, since the options were exercised prior to that date.


Aggregated Stock Option Values

The following table sets forth information with respect to the unexercised options held by the executive officers of the Company. The value of unexercised in-the-money stock options at December 31, 1999 shown below are presented in accordance with SEC rules. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the common stock of the Company relative to the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money stock options reflected in the following table will be realized.

                           Number of Unexercised                         Value of Unexercised
                               Options Held at                         In-the-Money Options at
                             December 31, 1999                            December 31, 19991
                           Exercisable      Unexercisable              Exercisable      Unexercisable


Roy F. Mitte                   -0-            10,000                    $    -0-         $2,500

Jeffrey H. Demgen              -0-            10,000                         -0-          2,500

James M. Grace                 -0-            10,000                         -0-          2,500

Eugene E. Payne                -0-            10,000                         -0-          2,500

     (1)Based on the closing price of the Company's common stock on NASDAQ on December 31, 1999 ($9.250).


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


                                Years of Service

                                                                       30 or
Remuneration              15            20               25            more

$125,000               $29,437        $39,250         $49,062         $58,875
 150,000                35,325         47,100          58,875          70,650
 160,000                37,680         50,240          62,800          75,360
 175,000                41,212         54,950          68,687          82,425
 200,000                47,100         62,800          78,500          94,200

The normal retirement benefit provided under the Pension Plan is equal to 1.57% of final average eligible earnings less 0.65% of the participant's Social
Security covered compensation multiplied by the number of years of credited service (up to 30 years). The compensation used in determining benefits under the Pension Plan is the highest average earnings received in any five consecutive full- calendar years during the last ten full-calendar years before the participant's retirement date. The maximum amount of annual salary and bonus that can be used in determining benefits under the Pension Plan is $200,000 for any year prior to 1994 and is $150,000 for 1994, 1995 and 1996 and is $160,000
for 1997 and each subsequent year.

The annual eligible earnings, for 1999 only, covered by the Pension Plan (salary up to $160,000) with respect to the individuals reported in the Summary Compensation Table were as follows, with their respective years of credited service under the Pension Plan at December 31, 1999 being shown in parentheses:
Mr.  Mitte,  $160,000 (12 years),  Mr.  Grace,  $160,000 (12 years),  Dr. Payne,
$160,000 (11 years), and Mr. Demgen, $150,000 (7 years).

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table presents information as of March 15, 2000 as to all persons who, to the knowledge of the Company, were beneficial owners of five (5%) percent or more of the Common Stock of the Company.


                                   Amount and Nature
Name and Address               of Beneficial Ownership         Percent of Class

Financial Industries Corp.
701 Brazos, Suite 1400
Austin, TX 78701                      3,932,692                    44.48 % (5)

Roy F. Mitte
701 Brazos, Suite 1400
Austin, TX 78701                      3,996,890 (1,2)              45.20 % (5)

Investors Life Insurance
Company of North America
701 Brazos, Suite 1400
Austin, TX 78701                        669,920 (3)                 7.58 % (5)

Investors Life Insurance
Company of Indiana
701 Brazos, Suite 1400
Austin, TX 78701                        563,120 (4)                 6.37 % (5)

Fidelity Management &
Research Company
82 Devonshire Street
Boston, MA 02109                         878,100 (6)                9.93 % (5)

Heartland Advisors, Inc.
790 North Milwaukee Street
Milwaukee, WI 53202                      550,600 (7)                6.23 % (5)

1. As of March 15, 2000, Mr. Mitte, jointly with his wife Joann, owned 1,552,206 common shares of Financial Industries Corporation ("FIC"). The holdings of Mr. Mitte of FIC's common stock constitutes 30.71 % of the outstanding common stock of that company. In addition, Mr. Mitte holds the position of Chairman, President and Chief Executive Officer of FIC. Since FIC holds a controlling interest in ILCO, Mr. Mitte's personal holdings in the Company have been combined with the holdings of FIC in determining the amount and percentage of Mr. Mitte's beneficial ownership of the Company.

2. Includes 31,998 shares allocated to Mr. Mitte's account under the Employees Stock Ownership Plan and 32,200 shares owned directly by Mr. Mitte.

3.   Represents  563,120 shares owned by  Investors-IN  and 106,800 shares owned
     directly  by  Investors-NA.   Investors-IN  is  a  life  insurance  company
     subsidiary of Investors-NA.

4.   All are directly owned by Investors-IN.

5. Assumes that outstanding stock options available to other persons have not been exercised.

6. As reported to the Company on a Schedule 13(G), as amended, filed by FMR Corporation, the parent company of Fidelity Management & Research Company ("Fidelity"). According to the Schedule 13(G) filings, Fidelity acts as investment advisor to the Fidelity Low-Priced Stock Fund, a registered investment company, and the Fund is the owner of 878,100 shares of ILCO common stock, including 10,300 shares which were purchased subsequent to the Schedule 13(G)/A filed on February 1, 1999. The most recent Schedule 13(G)/A was filed on February 14, 2000.

7. As reported to the Company on a Schedule 13(G) initially filed by Heartland Advisors, Inc. ("Heartland") on January 21, 1999 and most recently amended on a Schedule 13(G) filed on January 20, 2000. According to its Schedule 13(G) filings, Heartland acts as investment advisor with respect to certain investment advisory accounts, with respect to which various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of securities. The Schedule 13(G) identifies that the interests of one such account, the Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the common stock of ILCO.

The following table contains information as of March 15, 2000 as to the common stock of the Company beneficially owned by each director, nominee and executive officer and by all executive officers and directors of the Company as a group. The number of shares owned by each individual has been adjusted to reflect the stock dividend which was paid on March 17, 1999. The information contained in the table has been obtained by the Company from each director and executive officer except for information known to the Company. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.

                                Amount and Nature of               Percent of
Name                            Beneficial Ownership (2)(3)           Class

Robert A. Bender                         2,438                          *

Charles K. Chacosky                        -0-

Jeffrey H. Demgen                        8,450                          *

Theodore A. Fleron                      18,931                          *

W. Lewis Gilcrease                         -0-

James M. Grace                         112,026                         1.27 %

Richard A. Kosson                          200                          *

Roy F. Mitte (1)                     3,996,800                        45.20 %

Elizabeth T. Nash                          200                          *

Eugene E. Payne                         21,184                          *

H. Gene Pruner                             -0-

Steven P. Schmitt                       13,348                          *

All Executive
Officers and
Directors as a
group, all of
whom are listed
above                                4,173,377                        47.19 %

* Less than 1%

(1) As an executive officer and director of FIC, which as of March 15, 2000 beneficially owned 3,932,692 shares of the Company's common stock.

(2)  Includes  shares  beneficially   acquired  through   participation  in  the
     Company's Employees Stock Ownership Plan, 401K Plan and/or the Employee Stock Purchase Plan, which are group plans for eligible employees.

(3) Does not include shares issuable upon exercise of options granted under the 1999 Non- Qualified Stock Option Plan to executive officers and directors who are also employees of the Company or its subsidiaries, which options are not currently exercisable.

Item 13.  Certain Relationships and Related Transactions with Management


a. As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a Senior Loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

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

     In June, 1996, the provisions of the notes from Investors-NA to FIC, Family Life Corporation ("FLC") and Family Life Insurance Investment Company ("FLIIC") were modified as follows: (a) the $22.5 million note was amended to provide for twenty quarterly principal payments, in the amount of $1,125,000 each, to commence on December 12, 1996; the final quarterly principal payment is due on September 12, 2001; the interest rate on the note remains at 11%, (b) the $30 million note was amended to provide for forty quarterly principal payments, in the amount of $163,540 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $1,336,458; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (c) the $4.5 million note was amended to provide for forty quarterly principal payments, in the amount of $24,531 each for the period December 12, 1996 to September 12, 2001; beginning with the principal payment due on December 12, 2001, the amount of the principal payment increases to $200,469; the final quarterly principal payment is due on September 12, 2006; the interest rate on the note remains at 9%, (d) the $2.5 million note was amended to provide that the principal balance of the note is to be repaid in twenty quarterly installments of $125,000 each, commencing December 12, 1996 with the final payment due on September 12, 2001; the rate of interest remains at 12% and
     (e) the Master PIK note, which was issued to provide for the payment in kind of interest due under the terms of the $2.5 million note prior to June 12, 1996, was amended to provide that the principal balance of the note $1,977,119 is to be paid in twenty quarterly principal payments, in the amount of $98,855.95 each, to commence December 12, 1996 with the final payment due on September 12, 2001; the interest rate on the note remains at 12%.

     In December, 1998, FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder (FIC). Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

b. The data processing needs of ILCO's and FIC's insurance subsidiaries are provided by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Under the provisions of the data processing agreement, FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. The Company's insurance subsidiaries paid $2.7 million and Family Life paid $1.9 million to FIC Computer for data processing services provided during the year ended December 31, 1999.

c. In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

d. In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

e. Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies and Secretary of FIC. Dr. Payne serves as Vice President, Secretary and Director of both companies. Messrs. Demgen and Fleron serve as Vice Presidents and Directors of both companies. Mr. Roy Mitte holds beneficial ownership of 30.71% of the outstanding shares of FIC (see "Security Ownership of Certain Beneficial Owners and Management").

f. Mr. Joseph F. Crowe retired from active service with the Company in January, 1997 and served on the ILCO Board until October, 1997; he continues to serve on the Board of Directors of FIC. Following Mr. Crowe's retirement, the Company entered into a consulting agreement with him. Under the terms of the agreement, Mr. Crowe is to be available for periodic consultation on actuarial matters related to the operations of the life insurance companies. The agreement provides for a payment of $25,000 per year for a period of five- years.

g. The Company and Investors-NA are parties to two surplus debentures. The surplus debentures were originally issued by Standard Life Insurance Company. Upon the merger of Standard Life into Investors-NA, the obligations of the surplus debentures were assumed by Investors-NA. Under the terms of the surplus debentures, Investors-NA paid to the Company principal and interest on the surplus debentures of $10.8 million in 1999. As of December 31, 1999, the outstanding principal balance of the surplus debentures was $0.956 million and $4.94 million, respectively. The terms of the latter debenture provided for final payment of the remaining principal on September 30, 1999. In September, 1999, Investors-NA and ILCO amended the payment schedule to provide for payment of the remaining balance in four installments, with the final installment being due July 1, 2000.


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

(b)      Reports on Form 8-K:

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

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

/s/ Eugene E. Payne                               /s/ Jeffrey H. Demgen
Eugene E. Payne, Director                        Jeffrey H. Demgen, Director

/s/ Robert A. Bender                             /s/ Theodore A. Fleron
Robert A. Bender, Director                       Theodore A. Fleron, Director

/s/ W. Lewis Gilcrease                           /s/ Richard A. Kosson
W. Lewis Gilcrease, Director                     Richard A. Kosson, Director

 /s/ Elizabeth T. Nash                           /s/ H. Gene Pruner
Elizabeth T. Nash, Director                      H. Gene Pruner, Director

/s/ Steven P. Schmitt                            /s/ Charles K. Chacosky
Steven P. Schmitt, Director                      Charles K. Chacosky, Director

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        FORM 10-K--ITEM 14 (a)(1) and (2)
                          LIST OF FINANCIAL STATEMENTS
                                TABLE OF CONTENTS



(1) The following consolidated financial statements of InterContinental Life Corporation and Subsidiaries are included in Item 8:

     Report of Independent Accountants.......................................F-2

     Consolidated Balance Sheets,
     December 31, 1999 and 1998..............................................F-3

     Consolidated Statements of Income, for the
     years ended December 31, 1999, 1998 and 1997............................F-5

     Consolidated Statements of Changes in Shareholders' Equity,
     for the years ended December 31, 1999, 1998 and 1997....................F-6

     Consolidated Statements of Cash Flows, for the years
     ended December 31, 1999, 1998 and 1997..................................F-9

     Notes to Consolidated Financial Statements.............................F-12

(2)  The   following    consolidated    financial    statement    schedules   of
     InterContinental Life Corporation and Subsidiaries are included:

     Schedule I - Summary of Investments Other
     Than Investments in Related Parties....................................F-44

     Schedule II - Condensed Financial Statements of
     Registrant.............................................................F-45

     Schedule IV - Reinsurance..............................................F-49



All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are not applicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Shareholders of
 InterContinental Life Corporation



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page F-1 present fairly, in all material respects, the financial position of InterContinental Life Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)
(1) on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Dallas, Texas
March 27, 2000

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                      December 31,
                                                  1999                1998
ASSETS

Investments:
Fixed maturities, at
       amortized cost (market value
        approximates $2,056 and $3,059)     $     2,088         $    3,005
Fixed maturities available for sale,
       at market value (amortized cost
       $411,532 and $435,130)                   404,217            450,149
Equity securities, at market value
       (cost approximates $338 and $338)          1,943              3,121
Policy loans                                     50,882             53,614
Mortgage loans                                    6,844             10,332
Invested real estate and other invested
       assets                                    21,145             10,025
Short-term investments                          191,695            171,840

       Total investments                        678,814            702,086
Cash and cash equivalents                         3,358             12,206
Notes receivable from affiliates                 41,497             47,645
Accrued investment income                         7,529              7,768
Agent advances and other receivables             24,230             20,753
Reinsurance receivables                          18,769             18,847
Property and equipment, net                       4,416              3,470
Deferred policy acquisition costs                35,598             31,953
Present value of future profits of
       acquired businesses                       39,831             43,666
Other assets                                      9,304             10,643
Separate account assets                         457,853            451,211
       Total Assets                        $  1,321,199        $ 1,350,248


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                            (in thousands of dollars)

                                                         December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY              1999                1998

Liabilities:
Policy liabilities and contractholder
 deposit funds:
Future policy benefits                       $  130,092        $     135,463
Contractholder deposit funds                    533,869              545,908
Unearned premiums                                 1,977                2,124
Other policy claims and benefits payable          9,893               10,856
                                                675,831              694,351
Other policyholders' funds                        3,012                3,056
Deferred federal income taxes                    21,741               30,185
Other liabilities                                14,635               20,127
Separate account liabilities                    454,289              448,294
    Total Liabilities                         1,169,508            1,196,013
Commitments and Contingencies
 (Notes 6, 8, 11 and 13)
Redeemable preferred stock:
Class A Preferred, $1 par value, 5,000,000
shares authorized, issued                         5,000                5,000
Class B Preferred, $1 par value, 15,000,000
shares authorized, issued                        15,000               15,000
                                                 20,000               20,000
Redeemable preferred stock held in treasury     (20,000)             (20,000)
                                                    -0-                  -0-
Shareholders' Equity:
Common Stock, $.22 par value,
 15,000,000 shares authorized;
 10,875,478 and 5,385,739 shares
 issued, and 8,827,941 and
 4,376,706 shares outstanding
 in 1999 and 1998, respectively                   2,392                1,185
Additional paid-in capital                        4,522                4,385
Accumulated other comprehensive
  income (loss)                                  (3,712)              11,571
Retained earnings                               151,932              140,356
                                                155,134              157,497
Common treasury stock, at cost,
 2,027,537 and 1,009,033 shares
 in 1999 and 1998,  respectively                 (3,443)              (3,262)
Total Shareholders' Equity                      151,691              154,235
Total Liabilities and Shareholders'
 Equity                                    $  1,321,199         $  1,350,248

                   The accompanying notes are an integral part of the consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)

                                                        Year Ended December 31,

                                                      1999            1998            1997

Revenues:

 Premium                                    $     11,132       $       10,890      $       11,031
 Net investment income                            49,913               54,619              57,740
 Earned insurance charges                         40,447               41,067              40,853
 Gain on sale of real estate                         112                  -0-              14,630
 Other                                             2,601                2,886               3,429
                                                 104,205              109,462             127,683
Benefits and expenses:
 Policyholder benefits and expenses               32,001               38,367              37,962
 Interest expense on contract holders
     deposit funds                                30,229               29,966              30,533
 Amortization of present value of future
     profits of acquired businesses                3,835                5,903               6,311
 Amortization of deferred policy
     acquisition costs                             2,372                2,128               2,818
 Operating expenses                               17,029               14,853              16,798
 Interest expense                                    -0-                  659               1,659
                                                  85,466               91,876              96,081
Income from operations                            18,739               17,586              31,602
Provision for federal income taxes:
   Current                                         5,955                6,899               9,005
   Deferred                                           19                (432)               2,057
                                                   5,974                6,467              11,062
Net income                                  $     12,765       $       11,119      $       20,540
Net income per share (Note 14):
Basic:
     Weighted average common stock
     outstanding                                   8,796                8,750               8,656
Basic earnings per share                    $       1.45       $         1.27      $         2.37
Diluted:
Common stock and common stock
     equivalents                                   8,800                8,924               8,738
Diluted earnings per share                  $       1.45       $         1.25      $         2.35

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                      Additional
                                                                       Common Stock                    Paid-in
                                                                Shares              Amount             Capital


Balance at December 31, 1996                                     5,224           $   1,150          $   3,752
 Comprehensive Income:
   Net income
 Other comprehensive income:
   Change in net unrealized appreciation of
     equity securities
   Change in net unrealized gain on investments
     in fixed maturities available for sale
 Total comprehensive income
 Options exercised                                                  120                 26                 501
Balance at December 31, 1997                                      5,344              1,176               4,253
 Comprehensive income:
   Net income
 Other comprehensive income:
   Change in net unrealized appreciation of
     equity securities
   Change in net unrealized gain on investments
     in fixed maturities available for sale
 Total comprehensive income
 Treasury stock purchased
 Options exercised                                                    42                  9                132
Balance at December 31, 1998                                       5,386              1,185              4,385
 Comprehensive income:
   Net income
 Other comprehensive income:
   Change in net unrealized appreciation of
     equity securities
   Change in net unrealized loss on investments
     in fixed maturities available for sale
 Total comprehensive income
 Stock dividend paid                                               5,405               1,189
 Treasury stock reissued
 Options exercised                                                    84                  18                137
Balance at December 31, 1999                                      10,875         $     2,392       $      4,522

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands of dollars)

                                                                    Accumulated Other Comprehensive Income

                                                                                  Net Unrealized
                                                                    Net           Gain (Loss)on
                                                                Unrealized          Investments         Total
                                                               Appreciation           In Fixed        Accumulated
                                                              (Depreciation)         Maturities         Other
                                                               of Equity              Available      Comprehensive
                                                               Securities             For Sale       Income (Loss)

Balance at December 31, 1996                                 $    1,255          $     1,525         $     2,780
 Comprehensive income:
   Net income
 Other comprehensive income:
   Change in net unrealized appreciation of
     equity securities                                            1,691                                    1,691
   Change in net unrealized gain on investments
      in fixed maturities available for sale                                            9,932              9,932
 Total comprehensive income                                       1,691                 9,932             11,623
 Options exercised
Balance at December 31, 1997                                      2,946                11,457             14,403
 Comprehensive income:
   Net income
 Other comprehensive income:
   Change in net unrealized appreciation of
    equity securities                                            (1,137)                                  (1,137)
   Change in net unrealized gain on investments
    in fixed maturities available for sale                                             (1,695)            (1,695)
 Total comprehensive income                                      (1,137)               (1,695)            (2,832)
 Treasury stock purchased
 Options exercised
Balance at December 31, 1998                                      1,809                 9,762             11,571
Comprehensive income:
  Net income
Other comprehensive income:
 Change in net unrealized apppreciation of
   equity securities                                               (766)                                    (766)
 Change in net unrealized loss on investments in
   fixed maturities available for sale                                                (14,517)           (14,517)
 Total comprehensive income                                        (766)              (14,517)           (15,283)
 Stock dividend paid
 Treasury stock reissued
 Options exercised
Balance at December 31, 1999                                  $   1,043          $     (4,755)       $    (3,712)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands of dollars)

                                                                          Common           Total
                                                      Retained           Treasury       Shareholders'
                                                      Earnings             Stock           Equity

Balance at December 31, 1996                        $   108,697         $  (3,018)      $   113,361
 Comprehensive income:
  Net income                                            20,540                               20,540
 Other comprehensive income:
  Change in net unrealized appreciation of
    equity securities                                                                         1,691
  Change in net unrealized gain on investments
    in fixed maturities available for sale                                                    9,932
 Total comprehensive income                              20,540                              32,163
 Treasury stock purchased                                                    (289)             (289)
 Options exercised                                                                              527
Balance at December 31, 1997                            129,237            (3,307)          145,762
 Comprehensive income:
   Net income                                            11,119                              11,119
 Other comprehensive income:
   Change in net unrealized appreciation of
     equity securities                                                                       (1,137)
   Change in net unrealized gain on investments
     in fixed maturities available for sale                                                  (1,695)
 Total comprehensive income                              11,119                               8,287
 Treasury stock reissued                                                       45                45
 Options exercised                                                                              141
Balance at December 31, 1998                            140,356            (3,262)          154,235
 Comprehensive income:
   Net income                                            12,765                              12,765
 Other comprehensive income:
   Change in net unrealized appreciation of
     equity securities                                                                         (766)
   Change in net unrealized loss on investments
     in fixed maturities available for sale                                                 (14,517)
 Total comprehensive income                              12,765                              (2,518)
 Stock dividend paid                                     (1,189)                                -0-
 Treasury stock purchased and reissued                                       (181)             (181)
 Options exercised                                                                              155
Balance at December 31, 1999                        $   151,932      $     (3,443)       $   151,691




              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                       Year Ended December 31,

CASH FLOWS FROM OPERATING                       1999              1998                1997
ACTIVITIES

Net Income                                 $   12,765         $  11,119          $   20,540
Adjustments to reconcile net income to
       net cash (used in) provided by
 operating activities:
Amortization of present value of future
      profits of acquired businesses            3,835             5,903               6,311
Amortization of deferred policy
     acquisition costs                          2,372             2,128               2,819
Depreciation                                      488               551               2,398
Net gain on sales of investments                 (112)             (988)            (14,805)
Financing costs amortized                         -0-               111                 525
Amortization of deferred gain on sale of
     real estate                                 (110)             (110)               (110)
Changes in assets and liabilities:
Decrease in accrued investment income             239               698                 362
(Increase) decrease in agent advances and
     other  receivables                        (3,399)           (7,686)               4,170
Policy acquisition costs deferred              (6,017)           (5,460)              (4,502)
Decrease in policy liabilities and
     contractholder deposit funds             (18,520)          (16,194)             (17,585)
(Decrease) in other policyholders'
     funds                                        (44)             (668)                (258)
(Decrease) increase in other liabilities       (5,382)           (1,036)               5,172
(Decrease) increase in deferred federal
     income taxes                              (8,444)           (2,355)               5,302
(Decrease) increase in other assets             1,339            (2,691)               1,036
Other, net                                        100              (653)              (7,416)
Net cash (used in) provided by operating
     activities                               (20,890)          (17,331)               3,959

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                          Year Ended December 31,

CASH FLOWS FROM INVESTING                                                1999                 1998               1997

ACTIVITIES
Purchase of insurance subsidiary                                           -0-              (1,322)            (11,688)
Investments purchased                                                 (79,308)             (41,915)            (24,276)
Proceeds from sales and maturities of
investments                                                           106,517               77,700             117,025
Net change in short-term investments                                  (19,855)              (7,218)            (71,415)
Purchases and retirements of equipment,                                (1,434)              (2,119)               (283)
net
Decrease in notes receivable from
affiliates                                                              6,148                6,148               6,148

Net cash provided by investing
activities                                                             12,068               31,274              15,511

CASH FLOWS FROM FINANCING
ACTIVITIES
Reissuance (purchase) of treasury stock                                  (181)                   45               (289)
Issuance of common stock                                                   155                  141                527
Repayment of debt                                                          -0-             (10,964)            (13,980)

Net cash used in financing activities                                     (26)             (10,778)            (13,742)

Net increase (decrease) in cash and cash
     equivalents                                                       (8,848)                3,165               5,728
Cash and cash equivalents, beginning of
     year                                                               12,206                9,041               3,313

Cash and cash equivalents, end of year                            $      3,358         $     12,206          $    9,041

              The accompanying notes are an integral part of these
                       consolidated financial statements.

         INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

Supplemental Cash Flow Disclosures:
                                                    Year Ended December 31,
                                         1999           1998           1997

Income taxes paid                      $9,050        $11,700          $2,200
Interest paid                          $  461        $   871          $1,925

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


                                              1998                  1997

                  Assets                    $57,745                 $32,420
                  Liabilities               $41,135                 $20,653





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

Equity securities are carried at market value. Unrealized gains and losses on equity securities, net of deferred income taxes, if applicable, are reflected directly in shareholders' equity as a component of accumulated other comprehensive income. Mortgage loans and policy loans are recorded at unpaid balances. Short-term investments are carried at cost, which approximates market value, and generally consist of those fixed maturities and other investments that are intended to be held less than one year from the date of purchase.

Real estate is carried at cost less accumulated depreciation, which is generally calculated using the straight-line method over 20 to 40 years. Accumulated depreciation on investments in real estate is $2,126,231 and $5,501,545 at December 31, 1999 and 1998, respectively.

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

Sale of Real Estate

Prior to December, 1999, FIC owned several parcels of real estate in Jackson, Mississippi, adjacent to an office building which formerly served as the headquarters of Standard Life Insurance Company (the "Standard Life Building"). The Standard Life Building was owned by Investors Life Insurance Company of North America ("Investors-NA"). This building is 68 years old and contains approximately 85,000 square feet (65,000 net rentable square feet) of office space. On December 29, 1999, Investors-NA donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors-NA and Financial Industries Corporation ("FIC") sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000, which has been allocated according to the respective ownership interests of Investors-NA (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. Investors-NA intends to claim an income tax deduction of its upcoming tax return for the donation of the Standard Life Building, which has an appraised value at December 15, 1999 of approximately $3,050,000. The donation and sale transaction referenced above resulted in a net gain (GAAP basis) of $992,494 for ILCO and $408,664 for FIC (combined total of $1,401,158).

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net income for 1997 includes $14.6 million (before federal income tax) resulting from the sale during the fourth quarter of 1997 of the Bridgepoint Square office complex. The aggregate selling price was $78 million which was allocated approximately 78.5% to Investors-NA and 21.5% to Family Life. The sale closed on December 5, 1997.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over estimated useful lives of 10 to 33 years for buildings and improvements and 10 years for furniture and equipment. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation for property and equipment and home office real estate was $4,630,102 and $5,091,037 at December 31, 1999 and 1998, respectively.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Anticipated  investment  returns,  including realized gains and losses, from the
investment  of   policyholder   balances  are  considered  in  determining   the
amortization of present value of future profits acquired.

Deferred Financing Costs

Financing costs associated with the Company's Senior Loan were deferred and were amortized over the borrowing periods using the interest method.

Separate Accounts

Separate account assets, carried at market value, and liabilities represent policyholder funds maintained in accounts having specific investment objectives. The net investment income, gains and losses of these accounts, less applicable contract charges, generally accrue directly to the policyholders and are not included in the Company's statement of income, with the exception for the gains and losses in the Company's seed money in the separate accounts.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the year ended December 31, 1997.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The Company has adopted FAS 130 for the year ended December 31, 1998 and has restated the financial statement presentation for 1997 as required by this pronouncement.

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company adopted SFAS 131 for the year ended December 31, 1998. As described in Note 1, the Company is principally engaged, through its subsidiaries, in administering existing portfolios of individual life insurance and annuity products. The Company's insurance subsidiaries are also engaged in the business of marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. Such products are marketed through independent, non-exclusive general agents. Management considers the Company's insurance operations to constitute one reportable segment. Premium revenues for traditional insurance products and earned insurance charges on universal life and annuity products are presented in the accompanying consolidated statements of income. No single customer accounts for 10 percent or more of the Company's revenue. The Company has no foreign operations.

In February 1998, the FASB issued FAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS 132 for the year ended December 31, 1998, and restated disclosures for 1997 as required by this pronouncement.

In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company adopted SOP 97-3 January 1, 1999. The adoption of this SOP did not have a material impact on the Company's financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133". As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 is not anticipated to have a material impact on the Company's results of operations, liquidity or financial position.

Reclassification Certain prior years' amounts have been reclassified to conform with the 1999 presentation.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Investments

Fixed Maturities The amortized cost, gross unrealized gains and losses and market values of fixed maturities available for sale and fixed maturities held to maturity at December 31, 1999 and 1998, respectively were as follows (in thousands):

                                                      Amortized         Gross Unreal-      Gross Unreal-         Market
                                                         Cost            ized Gains         ized Losses           Value

Fixed Maturities Available
 for Sale as of December 31, 1999:
U.S. Treasury securities and
 obligations of U.S. government
   agencies and corporations                       $     26,191      $         745       $         30      $      26,906
Obligations of states and political
   subdivisions                                           4,680                 91                -0-              4,771
Corporate securities                                    172,686                334              8,306            164,714
Mortgage-backed securities                              207,975              3,273              3,422            207,826
Total fixed Maturities Available
  For Sale
Fixed Maturities Held to Maturity:                      411,532              4,443             11,758            404,217
Private placements-corporate
                                                          2,088                 11                 43              2,056
Total Fixed Maturities                             $    413,620      $       4,454        $    11,801       $    406,273
Fixed Maturities Available For
Sale as of  December 31, 1998

U.S. Treasury securities and
 obligations of U.S. government
   agencies and corporations                       $     37,360      $       3,293     $            1       $     40,652
Obligations of states and political
   subdivisions                                           4,690                383                -0-              5,073
Corporate securities                                    148,989              4,755                110            153,634
Mortgage-backed securities                              244,091              7,067                368            250,790
Total Fixed Maturities Available
For Sale                                                435,130             15,498                479            450,149
Fixed Maturities Held to
Maturity:
   Private placements-corporate                          3,005                  54                -0-              3,059
   Total Fixed Maturities                           $   438,135      $      15,552     $          479        $   453,208

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of unrealized gains and losses on fixed maturities available for sale included in accumulated other comprehensive income reflected in the balance sheet have been reduced by estimated deferred taxes in the amount of $2,560,000 and $5,257,000 in 1999 and 1998, respectively.

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

                                         Amortized             Market
                                           Cost                Value
                                                (in thousands)

Due in one year or less                $  18,967              $  19,008
Due after one through five years          59,154                 58,742
Due after five through ten years          35,812                 34,718
Due after ten years                       89,624                 83,923
Mortgage backed securities               207,975                207,826
Total Fixed Maturities Available
 for Sale                              $ 411,532              $ 404,217

                                        Fixed Maturities Held to Maturity
                                         Amortized                 Market
                                            Cost                    Value
                                                   (in thousands)

Due in one year or less                  $   569              $      566
Due after one through five years             903                     891
Due after five through ten years             545                     517
Due after ten years                           71                      82
Mortgage backed securities                   -0-                     -0-
Total Fixed Maturities Held to Maturity  $ 2,088              $    2,056

Proceeds from sales and maturities of investments in fixed maturities during 1999, 1998 and 1997 were approximately $106,517,000, $77,700,000 and
$117,025,000.  Gross gains of approximately $443,000,  $178,000 and $293,000 and gross losses of approximately $61,000, $16,000 and $123,000 were realized on those sales and maturities in 1999, 1998 and 1997, respectively.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities

The change in net unrealized appreciation for equity securities was $(766,000) and $(1,137,000) for the years ended December 31, 1999 and 1998, respectively. Amounts as of December 31 were as follows (in thousands):
                                                 1999              1998


Unrealized appreciation                      $  1,617         $    2,796
Unrealized depreciation                           (12)               (13)
Net unrealized appreciation before tax          1,605              2,783
Less: Federal income tax                         (562)              (974)
Net unrealized appreciation                  $  1,043         $    1,809

Equity securities included a $1,897,500 investment, ($318,390 at cost), in 189,750 shares of common stock of Financial Industries Corporation (FIC) (See note 9). This represents 3.8% of FIC's outstanding common stock at December 31, 1999.

The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 1999, 1998 and 1997. The following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes which are reflected in accumulated other comprehensive income for the periods presented:

Change in Unrealized Gains (Losses)
 on Investments                          1999           1998           1997
                                                     (in thousands)


Fixed maturities                      $(22,334)       $  (2,607)     $   15,280
Equity securities                       (1,178)          (1,749)          2,602
                                       (23,512)          (4,356)         17,882
Deferred federal income taxes           (8,229)          (1,524)          6,259
Net change in unrealized gains
  (losses) on investments             $(15,283)       $  (2,832)     $   11,623

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reclassification adjustments required for the years ended December 31, 1999, 1998 and 1997:

Reclassification Adjustments                 1999         1998           1997
                                                      (in thousands)

Unrealized holding gains (losses)
 on investments
 arising during the period               $ (15,034)     $ (2,621)      $ 11,733
Reclassification adjustments for
 gains included in net income                  249           211            110

Unrealized gains (losses) on
 investments, net of
 reclassification adjustment             $ (15,283)      $(2,832)      $ 11,623

Net Investment Income

The  components  of  net  investment   income  are  summarized  as  follows  (in
thousands):

                                                Year Ended December 31,

                                           1999            1998           1997

Fixed maturities                        $ 43,755        $ 47,322      $  46,570
Equity securities                              1               7             10
Other, including policy loans,
   real estate and mortgage loans          6,880           8,275         14,826
                                          50,636          55,604         61,406
Investment expenses                         (723)           (985)        (3,666)
Net Investment Income                   $ 49,913        $ 54,619      $  57,740

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized Gains and Losses

Net realized gains (losses) included in net investment income are summarized below (in thousands): Year Ended December 31,
                                               1999          1998         1997

Fixed maturities available for sale       $     382      $    162     $    171
Equity securities                                 1           164           (2)
Other investments                                74           662            6
                                                457           988          175
Income taxes                                    160           346           61
Net realized gains                        $     297      $    642     $    114

Mortgage loans and invested real estate

The Company's mortgage loans and invested real estate are diversified by property type, location and issuer. Mortgage loans are collateralized by the related properties and such loans generally range from 15% to 80% of the property's value at the time the loan is made. No new mortgage loans were made during the three year period ended December 31, 1999.

Non-income producing investments

The carrying value of non-income producing investments were as follows as of December 31:

                                            1999                   1998
                                                   (in thousands)

Fixed Maturities                    $         -0-       $            -0-
Mortgage loans                                -0-                     81
Total                               $         -0-       $             81

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Disclosures about Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments at December 31, 1999 are as follows:
                                         Carrying                   Fair
                                          Amount                   Value
                                                  (in thousands)

Financial assets:
Fixed maturities                         $406,305                $406,273
Policy loans                               50,882                  50,882
Mortgage loans                              6,884                   6,701
Short-term investments                    191,695                 191,695
Cash and cash equivalents                   3,358                   3,358
Notes receivable from affiliates           41,497                  41,497

Financial liabilities:
Deferred annuities                        113,923                 112,714

  Supplemental Contracts                   13,745                  13,309

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.  Present Value of Future Profits of Acquired Business

An analysis of the present value of future profits of acquired businesses is as follows:

                                                1999                 1998
                                                    (in thousands)

Beginning balance                          $   43,666          $     47,286
Acquisition of insurance subsidiary                -0-                1,981
Accretion of interest                            3,382                3,559
Amortization                                   (7,217)               (9,160)
Ending Balance                             $   39,831          $     43,666

Amortization of the present value of future profits included in the consolidated statements of income is presented net of the accretion of interest.

The estimated amount of present value of future profits to be amortized net of interest accretion during each of the next five years is as follows:
                                 (in thousands)
                                  2000 $ 4,106
                                  2001 $ 3,739
                                  2002 $ 3,466
                                  2003 $ 3,199
                                  2004 $ 2,966

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Acquisition of Business

On June 30,  1998,  ILCO,  through  a  subsidiary,  Investors-Indiana,  acquired
Grinnell Life Insurance Company ("Grinnell Life") an Iowa-domiciled life insurer, from Grinnell Mutual Life Insurance Company for an adjusted purchase price of $16.6 million. As part of the transaction, Grinnell Life was immediately merged with and into Investors-Indiana, with Investors-Indiana being the surviving entity.

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

6.  Senior Loans

The Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors-NA and Investors-CA. In January, 1993, the Company refinanced its Senior Loan. That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility were substantially the same as the terms and provisions of the 1988 senior loan. The average interest rate paid by the Company on its Senior Loan was approximately 7.68% during 1997 and 7.63% during 1998. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan.

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

The U.S. federal income tax provision (benefit) charged to continuing operations for the years ended December 31, was as follows:

                                         1999             1998            1997
                                                   (in thousands)

Current tax provision                  $  5,955       $   6,899      $   9,005
Deferred tax provision                       19            (432)         2,057
Total provision for income taxes       $  5,974       $   6,467      $  11,062

Provision has not been made for state income tax expense since expense is minimal. Premium taxes are paid to various states where premium revenues are earned. Premium taxes are included in the statement of income as operating expenses.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following differences:
                                           1999           1998            1997
                                                    (in thousands)

Income taxes at the U.S.
 statutory rate                         $  6,559      $   6,155      $  11,062
Charitable contribution                     (920)           -0-            -0-
Increase (decrease) in taxes
resulting from:
  Non-deductible compensation                335            312            -0-
Total provision for income taxes        $  5,974      $   6,467      $  11,062

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                                       December 31,
                                              1999                  1998
Deferred Tax Liability:                              (in thousands)

Deferred policy acquisition costs        $   8,340              $   6,897
Present value of future profits             11,597                 12,718
Net unrealized (depreciation)
 appreciation on                            (1,998)                 6,231
marketable securities
Acquisition discounts on mortgages/
 policy loans                                1,210                  1,213
Reinsurance recoverable                      5,571                  5,607
Other taxable temporary differences          2,965                  2,782
Total deferred tax liability                27,685                 35,448

Deferred Tax Asset:

Policy reserves                              2,771                  1,896
Invested assets                              1,655                  1,759
Net operating loss carry forward             1,195                  1,298
Minimum tax credit                             323                    310

Total deferred tax asset                     5,944                  5,263

Net deferred tax liability                $ 21,741             $   30,185

Deferred federal income tax benefit of $8,229,000 and $1,524,000 for 1999 and 1998, respectively, have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the balance of the deferred tax liability account. This increase or decrease in deferred tax liability has been recorded as a reduction or increase to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense included in net income from operations.

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of Investors-IN and Investors-NA was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as "policyholders' surplus accounts". Subject to certain limitations,"policyholders' surplus" is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in these accounts for Investors-NA and Investors-IN at December 31, 1999 was $8,225,000 and $4,357,000, respectively. Federal income tax of $2,879,000 and $1,525,000 would be due if the entire balance is distributed at a tax rate of 35%.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company does not anticipate any transactions that would cause any part of the policyholders' surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 1999, Investors-NA and Investors-IN have approximately $138,000,000 and $19,400,000, respectively, in the aggregate in their shareholders' surplus accounts from which distributions could be made without incurring any federal tax liability.

At December 31, 1999, the Company and its non-life wholly-owned subsidiaries have net operating loss carry forwards of approximately $3.3 million.

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

In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which most of the contractual obligations and risks under accident and health insurance policies were assumed by a third party reinsurer. The transfer is effective as of July 1, 1997. These risks and contractual obligations were sold pursuant to, first, a coinsurance reinsurance agreement. Following applicable regulatory approvals, the reinsurer will assume the direct obligations of the companies, on an assumption reinsurance basis. The decision to dispose of this block of business was based on management's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of the subsidiaries. The sale permits the company to focus on its primary business: life insurance and annuity sales. In connection with the transaction, the total amount of net reserves transferred by the subsidiaries was $6,327,504. In addition to the transfer of reserves, the life companies paid the reinsurer $1,037,150 in connection with the transaction, which amount was accounted for as an expense for the year ended December 31, 1997. In 1997, the transferred business generated approximately $791,000 in annualized premiums.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts reported in the consolidated financial statements for reinsurance ceded are as follows:
                                                          December 31,
                                                     1999               1998
                                                         (in thousands)

Future policy benefits                           $   10,010       $   10,178
Unearned premiums                                     1,605            1,878
Other policy claims and benefits payable              4,103            4,225
Amounts recoverable on paid claims                    3,051            2,566
Reinsurance receivables                          $   18,769       $   18,847


                                                     Year ended December 31,
                                            1999           1998          1997
                                                      (in thousands)

Premiums                                $   3,472       $   2,942    $   2,590
Policyholder benefits and expenses      $  14,568       $  20,311    $  15,286

9. Shareholders' Equity

Financial Industries Corporation ("FIC"), a life insurance holding company, retains ownership of approximately 44.5% of the Company's outstanding common stock. FIC held options to purchase up to an additional 1,702,155 shares, (which number does not reflect the stock dividend paid by ILCO on March 7, 1999) of the Company's authorized but unissued common stock at a price equal to the average market value during the six months preceding the exercise date. These options expired on September 30, 1998.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (before surplus debenture interest expense) and capital and surplus of Investors-NA as reported to insurance regulators and as determined in accordance with statutory accounting practices are as follows:
                                            Year Ended December 31,
                                         1999           1998            1997

Net Income                            $12,549        $ 14,246        $ 25,925
Capital and Surplus                   $75,169        $ 70,627        $ 73,932

The insurance regulations of the state of Washington limit the amount an insurer may invest in the obligations of any one corporation to four percent of the insurer's statutory admitted assets. Investors-NA held $41,497,000 and $47,645,000 in subordinated notes issued by FIC and Family Life Corporation, a wholly-owned subsidiary of FIC, at December 31, 1999 and 1998, respectively. Prior to the acquisition of these notes, Investors-NA received written approval from the Washington State Insurance Department for the inclusion of the full amount of these notes in its statutory admitted assets. At December 31, 1999, this permitted practice did not increase statutory surplus over what it would have been under prescribed statutory accounting practices.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. The Company has not estimated the potential effect of the Codification guidance on statutory net income and statutory capital and surplus. However, the actual effect of adoption could differ as changes are made to the Codification guidance, prior to its recommended effective date of January 1, 2001.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The pension costs for the plan includes the following components:

                                           1999            1998         1997
                                                      (in thousands)

Service cost for benefits earned
 during the period                      $    446      $    460      $    390

Interest cost on projected benefit
obligation                                   905           793           693
Expected return on plan assets            (1,277)       (1,235)       (1,226)
Amortization of unrecognized prior
service cost                                (229)         (229)         (229)

    Pension benefit                     $   (155)     $   (211)     $   (372)

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the funded status of the plan at December 31:

                                                     1999            1998
                                                        (in thousands)

Change in benefit obligation:
  Benefit obligation at beginning
   of period                                    $ 12,726          $ 11,162
  Service cost                                       446               460
  Interest cost                                      905               793
  Benefits paid                                     (483)             (443)
 (Gain)/Loss due to change in
   assumptions                                       -0-               804
 (Gain)/Loss due to experience                       274               (50)

  Benefit Obligation at end of year             $ 13,868          $ 12,726


Change in plan assets:                              1999                 1998

Fair value of plan assets at
 beginning of year                             $ 16,238           $  15,681

Actual return on plan assets                        570               1,000

Benefits paid                                      (483)               (443)

Fair value of plan assets at end of year       $ 16,325           $   16,238

Funded Status:

Funded status at end of year                   $  2,457           $    3,512

Unrecognized prior service cost                    (240)                (469)

Unrecognized actuarial net loss                   2,665                1,683

Prepaid pension expense at end of year         $  4,882           $    4,726

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant assumptions for the plans are as follows:

The discount rate for projected benefit obligations was 7.25%, 7.25% and 7.75% in 1999, 1998 and 1997. The assumed long-term rate of compensation increases was 5.0%, 5.0% and 6.0% for 1999, 1998 and 1997. The assumed long-term rate of return on plan assets was 8.0% for 1999, 1998 and 1997. Assumed expenses as a percentage of plan assets were 0% for 1999, 1998 and 1997.

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

Employee Stock Ownership Plan

During 1979, the Company established an Employee Stock Ownership Plan and a related trust for the benefit of its employees. The Plan generally covers employees who have attained the age of 21 and have completed one year of service. Vesting of benefits to employees is based on number of years of service. No contributions were made to the Plan in 1999, 1998 or 1997. At December 31, 1999, the Plan had a total of 579,314 shares which are allocated to participants.

During 1995, the Plan was amended to allow for the addition of FLIC as a participating employer, thus allowing FLIC employees to participate in the Plan. The amendment did not affect the Plan's tax-qualified status.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective May 1, 1998, the 401(k) Plan was amended to provide for the merger of the ESOP into the 401(k) Plan. In connection with the merger, certain features under the ESOP were preserved for the benefit of employees previously participating in the ESOP with regard to all benefits accrued under the ESOP through the date of merger.

Stock Option Plans

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans, which are described below accordingly. No compensation cost has been recognized by the Company in the accompanying income statement for its stock option plans.

In 1999, the Company paid a stock dividend in the amount of one share of common stock for each share of common stock issued and outstanding. The dividend was paid on March 17, 1999 to holders of record on March 8, 1999. The data in this note has been restated to reflect the effect of the stock dividend.

Under the Company's Incentive Stock Option Plan, options to purchase shares of the Company's common stock, at 100% of fair market value on the date of grant, have been granted to key employees. A total of 630,000 shares of the Company's common stock are currently reserved for issuance under this plan. As of December 31, 1999, options to purchase 655,700 shares have been granted since the plan's inception. As of December 31, 1999, 483,500 options have been exercised and 172,200 options have been terminated.

At December 31, 1999 there were no options remaining under the ISO Plan to purchase shares of the Company's common stock. The number of options exercised in 1999, 1998 and 1997 were -0-, -0- and 144,000, respectively.

Under the Non-Qualified Stock Option Plan for certain officers, directors, agents and others, the Board of Directors is authorized to issue options to purchase up to 1,200,000 shares of the Company's common stock at 100% of the fair market value on the date of grant but in no case less than $1.67 per share. In 1988, options to purchase 660,000 shares were granted at a price of $1.67 per share. In 1990, options to purchase 60,000 shares expired. In 1991, options to purchase 100,000 shares were granted at prices ranging from $4.38 to $4.63. In 1992 options to purchase 120,000 shares expired. In 1995, options to purchase 120,000 shares were granted at a price of $5.56 per share. These same options, along with 40,000 other options, were terminated in 1996. In 1997 84,000 options were canceled. There were no options granted in 1998, 1997 and 1996. The number of options exercised in 1999, 1998 and 1997 were 84,000, 84,000, and 96,000, respectively.

Under the Company's 1999 Non-Qualified Stock Option Plan options to purchase shares of the Company's common stock at 100% of the fair market value on the date of grant but in no case less than $9.00 per share, were granted to certain employees of the Company, its subsidiaries and affiliates. In 1999 options to purchase 460,000 shares were granted at prices ranging from $9.00 to $10.38. During 1999, 20,000 options were canceled and no options were exercised.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarized activity under all Plans for each of the three years ended December 31, 1999:

                                               1997                Weighted
                                               Shares               Average
                                              (000's)           Exercise Price
Outstanding at the beginning of the year       492              $     2.25
         Granted                               -0-                    0.00
         Exercised                            (240)                   2.19
         Canceled                              (84)                   3.60

Outstanding at the end of the year             168              $     1.67

Options exercisable at year end                -0-              $      -0-
Weighted average fair value of options
granted during the year                                         $      -0-


                                                1998               Weighted
                                               Shares               Average
                                               (000's)          Exercise Price

Outstanding at the beginning of the year         168            $     1.67
         Granted                                 -0-                  0.00
         Exercised                               (84)                 1.67
         Canceled                                -0-                  0.00
Outstanding at the end of the year                84            $     1.67

Options exercisable at year end                  -0-            $      -0-

Weighted average fair value of options
 granted during the year                                        $      -0-


                                                1999               Weighted
                                               Shares               Average
                                               (000's)          Exercise Price
Outstanding at the beginning of the year          84            $     1.67
         Granted                                 460                  9.06
         Exercised                               (84)                 1.67
         Canceled                                (20)                 9.00
Outstanding at the end of the year               440            $     9.06

Options exercisable at year end                  -0-

Weighted average fair value of options
granted during the year                                         $     9.06

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1999:

                                                     Options Outstanding
                             Number Outstanding      weighted-average remaining
Range of exercise prices     December 31, 1999       contractual Life (years)
   $9.00 to $10.38                  440,000                  3.38

                             Weighted Average
Range of exercise prices     Exercise prices
   $9.00 to $10.38                    $9.06

                             Number exercisable      Weighted average
Range of Exercise prices     December 31, 1999       exercise price
   $9.00 to $10.38                  -0-                       -0-

11. Leases

The Company and its subsidiaries occupy office facilities under lease agreements which expire at various dates through 2005. Certain office space leases may be renewed at the option of the Company.

Rent expense in 1999, 1998, and 1997 was $2,320,185, $2,283,198, and $3,147,037,
respectively, under these lease agreements. Minimum annual future rentals are as follows:

                                   (in thousands)
                                   2000     1,868
                                   2001     1,850
                                   2002     1,475
                                   2003       723
                                   2004       689
                             Thereafter       689
                                          $ 7,294

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

The obligations of the Company under the Senior Loan were guaranteed by FIC. FIC presently owns 3,932,692 shares of the company's Common Stock, constituting 44.5% of such shares outstanding. FIC held options to acquire an additional 1,702,155 shares, (which does not reflect the stock dividend paid by ILCO on March 7, 1999) at the average bid price of such shares during the six-month period preceding the date of any such purchase as long as ILCO's debt guaranteed by FIC (the Senor Loans) remained outstanding. As described in Note 6, the current Senior Loan of ILCO was fully repaid on September 30, 1998. Accordingly, FIC's rights under the 1986 option agreement expired on September 30, 1998.

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

As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a senior loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Inc. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors- CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options was extended to September 12, 2006.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Data processing services for ILCO's and FIC's insurance subsidiaries are provided by FIC Computer Service, Inc. ("FIC Computer"), a subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. The Company's insurance subsidiaries paid $2,730,189, $2,818,095 and $3,010,110 and Family Life paid $1,916,350,
$1,610,397 and $824,425 to FIC Computer for data processing services provided during the years ended December 31, 1999, 1998 and 1997, respectively.

In 1995, Investors-NA entered into a reinsurance agreement with Family Life Insurance Company ("Family Life") pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

ILCO received $13 million, $11 million, and $14 million from Family Life for direct costs incurred by ILCO on behalf of Family Life's operations in 1999, 1998 and 1997, respectively. Under an agreement between ILCO and Family Life all direct costs incurred on behalf of the other are to be reimbursed.

13. Commitments and Contingencies

The Company and its subsidiaries are defendants in certain legal actions related to the normal business operations of the Company. Management believes that the resolution of such matters will not have a material impact on the financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Net Income Per Share

The following table reflects the calculation of basic and diluted earnings per share:

                                                            Year Ended December 31,
                                                       1999           1998          1997
                                                    (in thousands except per share amounts)

Basic:
Net income available to common shareholders        $ 12,765         $ 11,119       $ 20,540
Weighted average common stock outstanding             8,796            8,750          8,656
Basic earnings per share                           $   1.45         $   1.27       $   2.37
Diluted:
Net income available to common shareholders        $ 12,765         $ 11,119       $ 20,540
Weighted average common stock outstanding             8,796            8,750          8,656
Common stock options                                    273            2,638            176
Repurchase of treasury stock                           (269)          (2,464)           (94)
Common stock and common stock equivalents             8,800            8,924          8,738
Diluted earnings per share                         $   1.45         $   1.25       $   2.35

The options held by FIC to purchase ILCO stock were excluded from the 1997 diluted EPS calculation as they were anti dilutive.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Quarterly Financial Data (unaudited)( in thousands, except per share amounts)

                                  Three Months                 Three Months
                                      Ended                       Ended
                                    March 31,                    June 30,
                                 1999       1998          1999          1998

Net Operating Revenue         $ 26,270   $ 27,872      $ 26,693    $   27,527
Net Income                    $  2,961   $  2,719      $  2,627    $    2,808
Basic earnings per share      $   0.34   $   0.32      $   0.30    $     0.32
Diluted earnings per share    $   0.34   $   0.31      $   0.30    $     0.31

                                  Three Months                 Three Months
                                     Ended                        Ended
                                  September 30,                 December 31,
                                 1999      1998           1999          1998

Net Operating Revenue         $ 25,299   $ 27,269      $ 25,943    $  26,793
Net Income                    $  3,135   $  2,829      $  4,042    $   2,763
Basic earnings per share      $   0.36   $   0.33      $   0.46    $    0.32
Diluted earnings per share    $   0.36   $   0.32      $   0.46    $    0.32


16.  Subsequent Events

On March 28, 2000, the Company purchased 546,000 shares of its common stock in a single transaction at a price of $9.25 per share. The purchase price was approximately $.25 per share below the prevailing market price at the time of the purchase. The shares repurchased will be treated as treasury shares.

               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
  SCHEDULE I - SUMMARY OF INVESTMENT OTHER THAN INVESTMENTS IN RELATED PARTIES
                               December 31, 1999
                            (in thousands of dollars)




           Column A                          Column B          Column C           Column D
                                                                               Amount at which
                                                                                 Shown in the
       Type of Investment                      Costs             Value          Balance Sheet
Fixed maturities available for sale:
United States Government and
government agencies and
authorities                                $  26,191          $  26,906           $  26,906
States, municipalities and political
subdivisions                                   4,680              4,771               4,771
Corporate securities                         172,686            164,714             164,714
Mortgage-backed securities                   207,975            207,826             207,826
Total fixed maturities available for
     sale                                    411,532            404,217             404,217
Fixed maturities held to maturity              2,088              2,056               2,088
Total fixed maturities                     $ 413,620          $ 406,273           $ 406,305

Equity securities:
Public utilities                                   2                  2                   2
Industrial, miscellaneous and all
    other                                         18                 43                  43

Total equity securities                           20                 45                  45
Policy loans                                  50,882             50,882              50,882
Mortgage loans                                 6,844              6,701               6,844
Real estate                                   21,145             21,145              21,145
Short term investments                       191,695            191,695             191,695
Total investments                          $ 684,206          $ 676,741           $ 676,916


               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                            (in thousands of dollars)


ASSETS                                          1999                    1998
Short-term investments                   $    15,505             $     3,732
Cash and cash equivalents                         48                     157

Subordinated debenture receivables
 from Investors Life Insurance
 Company of North America                      5,896                  15,896
Investments in and advances to
 subsidiaries                                129,345                 134,437

Accounts receivable                            5,144                   4,960
Property and equipment, net                      260                     265
Other assets                                     382                     388

     Total Assets                        $   156,580             $   159,835

               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                            BALANCE SHEETS, continued
                           December 31, 1999 and 1998
                            (in thousands of dollars)



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:                                  1999                  1998

Accounts payable and accrued
 expenses                                $    1,808          $      2,409
Deferred gain on sale of
 real estate                                    628                   738


Total Liabilities                             2,436                 3,147
Redeemable preferred stock:
 Class A preferred stock, $1 par value,
 shares authorized and issued                 5,000                 5,000
Redeemable preferred stock:
 Class B preferred stock, $1 par value,      15,000                15,000
 shares authorized and issued                20,000                20,000

Redeemable preferred stock,
 repurchased and held as
 treasury stock                             (20,000)              (20,000)
                                                -0-                   -0-

Shareholders' Equity:

Common stock, $.22 par value,
 15,000,000 shares authorized;
 10,875,478 and 5,385,739 shares
 issued, 8,827,941 and 4,376,706
 shares outstanding in 1999 and
 1998, respectively                           2,392                 1,185

Additional paid-in capital                    4,522                 4,385

Accumulated other comprehensive
 income                                      (3,712)               11,571

Retained earnings (including
 $147,259 and $135,423 of
 undistributed earnings of
 subsidiaries at December 31,
 1999 and 1998, respectively)               151,932               140,356
                                            155,134               157,497
Common treasury stock, at cost,
 1,378,017 and 684,273 shares in
 1999 and 1998
                                               (990)                 (809)
Total Shareholders' Equity                  154,144               156,688

Total Liabilities and
 Shareholders' Equity                   $   156,580           $    159,835

               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                              STATEMENTS OF INCOME
                  Years Ended December 31, 1999, 1998 and 1997
                            (in thousands of dollars)

                                              1999             1998             1997

Revenues charged to subsidiaries:
Interest income                         $    1,418        $   2,391           $    3,345
Other income                                   134              138                  131
                                             1,552            2,529                3,476
Operating expenses                             122              348                  958
Interest expense                               -0-              415                1,417
                                               122              763                2,375
Income from operations                       1,430            1,766                1,101
Federal income tax provision                   501              618                  385
Net income before equity in
undistributed earnings from subsidiaries       929            1,148                  716

Equity in undistributed earnings from
     subsidiaries                           11,836            9,971               19,824
Net income                              $   12,765        $  11,119           $   20,540


               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997
                            (in thousands of dollars)


                                                             Year ended December 31,

CASH FLOWS FROM OPERATING                        1999                  1998                1997
ACTIVITIES:

Net income                                 $   12,765             $  11,119            $ 20,540
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating activities:

Amortization of deferred gain
 on sale of real estate                          (110)                 (110)               (109)

Decrease (increase)  in accounts receivable      (184)                  (20)              1,023

Decrease (increase) in investment in and
 advances to subsidiaries                     (10,191)               (8,957)            (24,927)

(Decrease) increase in accounts
 payable and accrued expenses                    (601)                 (161)                344

Decrease in other assets                            6                   105                 529

Other                                               5                   -0-                   6

Net cash provided by (used in) operating
 activities                                     1,690                 1,976              (2,594)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Change in short term investments              (11,773)               (3,040)              5,560

Net cash (used in) provided by investing
 activities                                   (11,773)               (3,040)              5,560

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Repayment of debt                                 -0-                (10,964)            (13,980)
Stock options exercised                           155                    141                 527
Purchase and reissuance of treasury stock        (181)                    45                (290)
Payment received on subordinated
 debenture receivable                          10,000                 11,900              10,750
Net cash provided by (used in) financing
 activities                                     9,974                  1,122              (2,993)
Net increase (decrease) in cash
 and cash equivalents                            (109)                    58                 (27)
Cash and cash equivalents,
  beginning of year                               157                     99                 126
Cash and cash equivalents,
 end of year                                $      48             $      157       $          99

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                            (in thousands of dollars)

                                                     Ceded To       Assumed
                                       Direct          Other       From Other
1999                                   Amount        Companies     Companies

Life insurance in -force          $ 6,612,022      $ 1,294,265     $ 438,833
Premium:
Life insurance                         13,776            2,741            21
Accident-health insurance                 808              731            (1)
Total                             $    14,584      $     3,472     $      20

1998
Life insurance in-force           $ 7,258,662      $ 1,531,981     $ 331,133
Premium:
Life insurance                    $    12,782      $     2,112     $      48
Accident-health insurance               1,001              830             1
Total                             $    13,783      $     2,942     $      49

1997
Life insurance in -force          $ 7,788,147      $ 1,636,371     $ 174,777
Premium:
Life insurance                    $    12,661      $     2,186     $      114
Accident-health insurance                 809              404             37
Total                             $    13,470      $     2,590     $      151

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      SCHEDULE IV - REINSURANCE, continued
                            (in thousands of dollars)

                                                               Percentage
                                             Net               Of Amount
1999                                        Amount              Assumed

Life insurance in-force              $   5,756,590               7.62%
Premium:
     Life insurance                         11,056               0.19%
     Accident-health insurance                  76               1.03%
Total                                $      11,132               0.18%

1998
Life insurance in-force              $   6,057,814               5.47%
Premium:
     Life insurance                  $      10,718               0.45%
     Accident-health insurance                 172               0.58%
Total                                $      10,890               0.45%

1997
Life insurance in-force              $   6,326,553               2.76%
Premium:
     Life insurance                  $      10,589               1.08%
     Accident-health insurance                 442               8.37%
Total                                $      11,031               1.37%

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

10(a)                               Registrant's Incentive Stock Option Plan.(1)

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


                                     Ex - 1

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


                                     Ex - 2

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

                                     Ex - 3

10(aae) Stock Option Agreement dated March 8, 1986 between Registrant and Financial Industries Corporation. (10)

10(aaf) Surplus Debenture dated as of November 13, 1986 in the amount of $15,000,000 made by New Standard to Registrant. (10)

10(aag) Terms and Conditions of Employment Contracts of James M. Grace, Eugene E. Payne and Joseph F. Crowe approved by Registrant's Board of Directors on
                                      May 16, 1991,  (10)

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


                                     Ex - 4

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


                                     Ex - 5

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

10(aaaj) Assignment Agreement dated December 23, 1998, from Family Life Insurance Investment Company to Financial Industries Corporation, assigning the 9% Senior Subordinated Note dated July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America. (17)

                                     Ex - 6

10(aaak) InterContinental Life Corporation 1999 Stock Option Plan. Filed on April 20, 1999 with Registrant's Form DEF 14A, and incorporated herein by reference.

10(aaal)          Ex-9                  Amendment to Surplus Debenture dated
                                        September 28, 1999 between Investors
                                        Life Insurance Company of North America
                                        and the Registrant.

21                Ex-11                 Subsidiaries of the Registrant.

23                Ex-12                 Consent of PricewaterhouseCoopers LLP.



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


                                     Ex - 7

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

(17) Filed with Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.



                                     Ex - 8

                                Exhibit 10(aaal)

                         $140,000,000 SURPLUS DEBENTURE

                               AMENDMENT AGREEMENT

This Amendment Agreement is entered into as of September 28, 1999 by and between InterContinental Life Corporation ("ILCO") and Investors Life Insurance Company of North America ("Investors-NA") as successor-by-merger to Standard Life Insurance Company ("Standard")


                              W I T N E S S E T H :

     WHEREAS, ILCO and Standard were parties to that certain Surplus Debenture in the amount of $140,000,000 (the "Surplus Debenture") issued in connection with the acquisition of Investors-NA, INA Life Insurance Company (now merged into Investors-NA) and INA Security Corporation (now known as ILG Securities Corporation) in 1988.

     WHEREAS, Investors-NA is the successor-by-merger to the interests of Standard;

     WHEREAS, under the terms of the Surplus Debenture, the remaining principal balance of the Surplus Debenture is to be paid in full on September 30, 1999;

     WHEREAS, the remaining principal balance of the Surplus Debenture at September 28, 1999 is $6,940,000;

     WHEREAS, the parties desire to amend the payment schedule of the Surplus Debenture;

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

     (18) Defined Terms. Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to such terms in the Surplus Debenture.

     (19) Schedule of Payments. The remaining principal balance of the Surplus Debenture, plus interest accumulating thereon as calculated pursuant to the interest rate formula contained in the Surplus Debenture, shall be paid on the last day of each period in accordance with the following schedule:

                     Payment Amount                          Period
                 $2,000,000, plus interest            7/1/1999 - 10/1/1999
                 $2,000,000, plus interest            10/1/1999 - 1/1/2000
                 $2,000,000, plus interest            1/1/2000 - 4/1/2000
                 $  940,000, plus interest            4/1/2000 - 7/1/2000


                                     Ex - 9

     (20) Effectiveness of Amendment. This Amendment Agreement shall become effective as of the date first above written. Except as specifically amended above, all of the terms, conditions and covenants of the Surplus Debenture shall remain in full force and effect and shall continue to be binding upon the parties hereto in all respects and are hereby ratified and confirmed.

IN WITNESS WHEREOF, this Amendment Agreement is executed on this 28th day of September, 1999 by duly authorized officers of ILCO and Investors-NA.


INTERCONTINENTAL LIFE CORPORATION

By: /s/ Roy F. Mitte
Name: Roy F. Mitte
Title: President


INVESTORS LIFE INSURANCE COMPANY
OF NORTH AMERICA (successor-by-merger
to STANDARD LIFE INSURANCE COMPANY)

By:    /s/ James M. Grace
Name: James M.. Grace
Title: Executive Vice President



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

                              ILG Sales Corporation

                       InterContinental Growth Plans, Inc.

                      InterContinental Life Agency, Inc. *



         *Wholly-owned subsidiary of InterContinental Growth Plans, Inc.


                                     Ex - 11

                                   EXHIBIT 23




                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-71074) of InterContinental Life Corporation of our report dated March 27, 2000 appearing on page F-2 of this Form 10-K.



PricewaterhouseCoopers LLP
Dallas, Texas
March 27, 2000







                                     Ex - 12