Form 10-Q
period 2000-03-31
INTERCONTINENTAL LIFE CORP
filed 2000-05-15
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 2000
Commission File Number 2-39310


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Number  of  common  shares  outstanding  ($.22  Par  Value)  at end  of  period:
8,278,995.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
     March 31, 2000 and December 31, 1999.................................... 3

Consolidated Statements of Income
     For the three month periods ended
     March 31, 2000 and March 31, 1999........................................5

Consolidated Statements of Cash Flows
     For the three month periods ended
     March 31, 2000 and March 31, 1999........................................6

Notes to Consolidated Financial Statements....................................8

Item 2. Management's Discussion and Analysis of
     Financial Conditions and Results of Operations...........................9

Item 3. Quantitative and Qualitative Disclosures
     About Market Risk.......................................................15

Part II

Other Information............................................................16

Signature Page...............................................................17

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                                      March 31,             December 31,
                                                                          2000                   1999
                                                                     (Unaudited)

ASSETS

Investments:

Fixed maturities, at
   amortized cost (market value approximates
    $1,682 and $2,056 at March 31, 2000 and
    December 31, 1999)                                             $       1,710            $      2,088

Fixed maturities available for sale, at market value
(amortized cost of $426,208 and $411,532 at
March 31, 2000 and December 31, 1999)                                    419,466                 404,217

Equity securities, at market value (cost approximates
  $338 at March 31, 2000 and December 31, 1999)                            1,849                   1,943

Policy loans                                                              49,781                  50,882

Mortgage loans                                                             6,789                   6,844

Invested real estate and other invested
       assets                                                             28,189                  21,145

Short-term investments                                                   164,428                 191,695

       Total investments                                                 672,212                 678,814

Cash and cash equivalents                                                  6,530                   3,358

Notes receivable from affiliates                                          39,960                  41,497

Accrued investment income                                                  8,332                   7,529

Agent advances and other receivables                                      20,840                  24,230

Reinsurance receivables                                                   19,281                  18,769

Property and equipment, net                                                4,429                   4,416
Deferred policy acquisition costs                                         36,417                  35,598
Present value of future profits of
       acquired businesses                                                38,865                  39,831

Other assets                                                              10,104                   9,304

Separate account assets                                                  472,634                 457,853

       Total Assets                                              $     1,329,604        $      1,321,199



               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                            (in thousands of dollars)


                                                                       March 31,            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                      2000                   1999
                                                                     (Unaudited)

Liabilities:

Policy liabilities and contractholder
 deposit funds:
Future policy benefits                                         $         132,029        $        130,092

Contractholder deposit funds                                             523,639                 533,869

Unearned premiums                                                          1,959                   1,977
Other policy claims and benefits payable                                  10,528                   9,893
                                                                         668,155                 675,831
Other policyholders' funds                                                 3,025                   3,012

Deferred federal income taxes                                             22,809                  21,741

Other liabilities                                                         17,314                  14,635

Separate account liabilities                                             468,226                 454,289

    Total Liabilities                                                  1,179,529               1,169,508

Commitments and Contingencies
Redeemable preferred stock:
Class A Preferred, $1 par value,                                           5,000                   5,000
    5,000,000 shares authorized, issued

Class B Preferred, $1 par value,
    15,000,000 shares authorized, issued                                  15,000                  15,000
                                                                          20,000                  20,000
Redeemable preferred stock held in treasury                             (20,000)                (20,000)
                                                                             -0-                     -0-

Shareholders' Equity:

Common Stock, $.22 par value,  15,000,000
    shares authorized; 10,855,478 and
    10,855,478 shares issued, 8,278,995
    and 8,827,941 shares outstanding in
    2000 and 1999, respectively                                            2,388                   2,388

Additional paid-in capital                                                 4,526                   4,526

Accumulated other comprehensive loss                                     (3,400)                 (3,712)

Retained earnings                                                        155,163                 151,932
                                                                         158,677                 155,134

Common treasury stock, at cost, 2,576,483 and
 2,027,537 in 2000 and 1999,  respectively                                (8,602)                 (3,443)

Total Shareholders' Equity                                               150,075                 151,691

Total Liabilities and Shareholders' Equity                      $      1,329,604        $      1,321,199


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)

                                                                   Three Months Ended
                                                                         March 31,
                                                                2000                  1999


Revenues:

 Premium                                                 $      2,278            $      2,548

 Net investment income                                         12,204                  12,915

 Earned insurance charges                                      10,149                  10,062
 Other                                                            768                     745
                                                               25,399                  26,270
Benefits and expenses:

 Policyholder benefits and expenses                             7,353                   8,022

 Interest expense on contract holders
     deposit funds                                              7,159                   7,880

 Amortization of present value of future
     profits of acquired businesses                               966                     920

 Amortization of deferred policy
     acquisition costs                                            694                     584

 Operating expenses                                             4,129                   4,189

                                                               20,301                  21,595
Income from operations                                          5,098                   4,675

Provision for federal income taxes                              1,867                   1,714

Net income                                                $     3,231             $     2,961

Net income per share
Basic:
        Weighted average common stock
         outstanding                                            8,817                   8,791

Basic earnings per share                                 $       0.37             $      0.34

Diluted:
        Common stock and common stock equivalents               8,824                   8,786

Diluted earnings per share                               $       0.37             $      0.34





              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


                                                                       Three Months Ended
                                                                            March 31,
CASH FLOWS FROM OPERATING                                           2000                   1999
ACTIVITIES


Net Income                                               $         3,231         $         2,961
Adjustments to reconcile net income to
       net cash used in operating activities:

Amortization of present value of future
      profits of acquired businesses                                 966                     920

Amortization of deferred policy
     acquisition costs                                               694                     584

Depreciation                                                          59                     109

Changes in assets and liabilities:

Increase in accrued investment income                               (803)                   (326)
Decrease (increase) in agent advances and
     other  receivables                                            2,878                  (2,120)

Policy acquisition costs deferred                                 (1,513)                 (1,360)
Decrease in policy liabilities and
contractholder deposit funds                                      (7,676)                 (5,240)

Increase in other policyholders' funds                                13                      47

Increase in other liabilities                                      2,679                   2,293

Increase (decrease) in deferred
 federal income taxes                                              1,068                    (879)

Increase in other assets                                            (800)                 (2,196)

Other, net                                                          (808)                 (1,079)

Net cash used in
 operating activities                                    $           (12)        $        (6,286)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


                                                                        Three Months Ended
                                                                              March 31,
CASH FLOWS FROM INVESTING                                             2000               1999
ACTIVITIES

Investments purchased                                        $      (32,773)     $    (11,250)
Proceeds from sales and maturities
 of investments                                                      12,384            33,055
Net change in short-term investments                                 27,267           (20,433)
Purchases and sales of equipment                                        (72)             (159)
Decrease in notes receivable from affiliates                          1,537             1,537

Net cash provided by investing activities                             8,343             2,750

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                           (5,159)               -0-
Issuance of common stock                                                 -0-               60

Net cash (used in) provided by
 financing activities                                                (5,159)               60

Net increase (decrease) in cash and
 cash equivalents                                                     3,172            (3,476)
Cash and cash equivalents, beginning
 of period                                                            3,358            12,206

Cash and cash equivalents, end of period                      $       6,530      $      8,730


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. This presentation includes year end balance sheet data which was derived from audited financial statements. The notes to the financial statements do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Management believes the financial statements reflect all adjustments necessary to present a fair statement of interim results. Certain prior year amounts have been reclassified to conform with current year presentation.

Other Comprehensive Income

The following is a reconciliation of total accumulated other comprehensive income (loss) from December 31, 1999 to March 31, 2000 (in thousands):



                                                     Net unrealized             Net                       Total
                                                     gain (loss) on             appreciation              accumulated
                                                     investments                (depreciation)            other
                                                     in fixed                   of equity                 comprehensive
                                                     maturities                 securities                income (loss)
                                                     available for
                                                     sale


         Balance at December 31, 1999                $  (4,755)                 $   1,043                $   (3,712)
         Current period change                             373                        (61)                      312
         Balance at March 31, 2000                   $  (4,382)                 $     982                $   (3,400)


New Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


For the three-month period ended March 31, 2000, InterContinental Life Corporation's ("ILCO") net income was $3,231,000 (basic earnings of $ 0.37 per common share and diluted earnings of $0.37 per common share) as compared to $2,961,000 (basic earnings of $ 0.34 per common share and diluted earnings of $
0.34 per common share) in the first three months of 1999. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.


                              Results of Operations

For the three-month period ended March 31, 2000, the Company's income before federal income taxes was $5,098,000 on revenues of $25,399,000 as compared to income of $4,675,000 on revenues of $26,270,000 for the first three months of 1999.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Premium income, net of reinsurance, for the first three months of 2000 was $2.28 million, as compared to $2.55 million for the first three months of 1999. Reinsurance premiums ceded were $0.3 million for the first three months of 2000, as compared to $0.7 million in the first three months of 1999.

Earned insurance charges for the three-month period ended March 31, 2000 were $10.15 million, as compared to $10.06 million for the same period in 1999. This source of revenues is related to the universal life insurance and annuity book of business of the insurance subsidiaries of the Company.

As of March 31, 2000, the market value of the fixed maturities available for sale segment was $419.5 million as compared to an amortized cost of $426.2 million, or an unrealized loss of $6.7 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. The net of tax effect of this decrease ($4.38 million at March 31, 2000) is included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets and has been recorded as a decrease in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

For the three-month period ended March 31, 2000, the lapse rate with respect to universal life insurance policies increased from the lapse rate experienced in the similar period in 1999. The rate for the 2000 period was 6.96%, as compared to 5.77% in the 1999 period. The lapse rate with respect to traditional (non-universal) life insurance policies decreased from the levels experienced in the second quarter of 1999. The rate for the three-month period ended March 31, 2000 was 7.88%, as compared to 8.38% in the similar period in 1999. The lapse rates experienced during these periods were within the ranges anticipated by management.

                         Liquidity and Capital Resources

ILCO is a holding company whose principal assets consist of the common stock of Investors Life Insurance Company of North America ("Investors-NA") and its subsidiary - Investors Life Insurance Company of Indiana ("Investors-IN")(formerly known as InterContinental Life Insurance Company). ILCO's primary source of funds consists of payments under two Surplus Debentures from Investors-NA.

On March 17, 1999, the Company paid a stock dividend (one share of common stock for each outstanding share of common stock). As a result, Financial Industries Corporation ("FIC") currently owns, directly and indirectly through its subsidiary Family Life Insurance Company, 3,932,692 shares (approximately 47.50%) of ILCO's common stock..

ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors- NA. As of March 31, 2000, the outstanding principal balance of the Surplus Debentures was $0.456 million and $2.9 million, respectively. The terms of the latter required final payment of the remaining principal balance on March 31, 2000. Effective September 28, 1999, the Company and Investors-NA amended the payment schedule to provide payment of the remaining balance in four installments, with the final installment being due July 1, 2000. Since Investors-NA is domiciled in the State of Washington, the provisions of Washington insurance law apply to the Surplus Debentures. Under the provisions of the Surplus Debentures and current law, no prior approval of the Washington Insurance Commissioner is required for Investors-NA to pay interest or principal on the Surplus Debentures; provided that, after giving effect to such payments, the statutory surplus of Investors-NA is in excess of $10 million (the "surplus floor"). However, Investors-NA has voluntarily agreed with the Washington Insurance Commissioner that it will provide at least five days advance notice of payments which it will make under the surplus debenture. As of March 31, 2000, the statutory surplus of Investors-NA was $73.6 million, an amount substantially in excess of the surplus floor. The funds required by Investors-NA to meet its obligations to the Company under the terms of the Surplus Debentures are generated from operating income generated from insurance and investment operations.

In addition to the payments under the terms of the Surplus Debentures, ILCO has received dividends from its subsidiaries. Washington's insurance code includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of March 31, 2000, Investors-NA had earned surplus of $ 52.037 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $ 18.6 million at March 31, 2000. In June, 1999, Investors-IN paid a dividend in the amount of $3 million to its sole shareholder, Investors-NA. The amount of the dividend was less than the net gain from operations for the prior fiscal year; accordingly, no prior approval was required for the payment of the dividend. Advance notice of the payment was provided to the Indiana Department of Insurance, in accordance with the provisions of the Indiana Insurance Code.

ILCO's net cash flow used in operating activities was $0.012 million for the three-month period ended March 31, 2000, as compared to $6.286 million for the first three months of 1999. The change is primarily related to a decrease in other receivables and deferred federal income taxes. . Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                   Investments

As of March 31, 2000, the Company's investment assets totaled $672.2 million, as compared to $678.8 million as of December 31, 1999. Total assets as of March 31, 2000 ($1.329 billion) increased slightly from the level as of December 31, 1999 ($1.321 billion).

The level of short-term investments at March 31, 2000 was $164.4 million, as compared to $191.7 million at December 31, 1999.

Invested real estate and other invested assets increased from $21.1 million at December 31, 1999 to $28.2 million as of March 31, 2000. This increase is related to the purchase by Investors-NA of the 47.995 acres of land in Austin, Texas for the development of the River Place Pointe project. The land was purchased in October, 1998 by Investors-NA, for an aggregate purchase price of $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on Phase One commenced during the first quarter of 1999. Upon completion of Phase One, the Company plans to move its corporate headquarters to space in one of the buildings. The move is currently scheduled for the third quarter of 2000. In connection with the move, Investors-NA (the tenant under the lease of its current Austin Centre space) intends to sub-lease said space. In February, 2000, Investors-NA completed plans to develop a third office building on the site. The third building will contain approximately 116,000 square feet. Construction is scheduled to commence during the second quarter of 2000.

The fixed maturities available for sale portion of invested assets at March 31, 2000 was $419.5 million. The amortized cost of the fixed maturities available for sale segment as of March 31, 2000 was $426.2 million, representing a net unrealized loss of $6.7 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The portfolio includes investments in mortgage-backed securities which includes collateralized mortgage obligations ("CMOs") of $ 181.3 million and mortgage-backed pass-through securities of $ 39.4 million at March 31, 2000.
Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 53.8% of the book value of the Company's mortgage-backed securities at March 31, 2000, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with this portion of the investment portfolio by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and scheduled bonds represented approximately 46.2% and sequential and support classes represented approximately 35.8 % of the book value of the Company's mortgage-backed securities at March 31, 2000. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company did not make additional investments in CMOs during 1999. For the year 2000, the Company's investment objectives include the making of selected investments in CMOs.

The Company's fixed maturities portfolio (including short-term investments), as of March 31, 2000 and December 31, 1999, included a non-material amount (0.1 % of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. Of these non-investment grade investments, all received an NAIC rating of "5" (lowest quality).

The consolidated balance sheets of the Company as of March 31, 2000 include $39.96 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation ("FLC") and a $2.5 million loan from Investors-CA to Financial Industries Corporation ("FIC") - which loan is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) - and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company ("FLIIC") made in July, 1993, in connection with the same transaction described above.

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

Management believes that the absence of any material amounts of "high-yield" or "non- investment grade" investments (as defined above) in the portfolios of its life insurance subsidiaries enhances the ability of the Company to service its debt, provide security to its policyholders and to credit relatively consistent rates of return to its policyholders.

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

                                     General

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

                               Interest Rate Risk

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $23.3 million at March 31, 2000 and $23.3 million at December 31, 1999. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and (iii) notes receivable from affiliates. The approximate market value of such assets was $625.5 million at March 31, 2000 and $639.5 million at December 31, 1999.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $218.4 million at March 31, 2000 and $208.0 million at December 31, 1999. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $12.3 million at March 31, 2000 and $12.0 million at December 31, 1999.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Form 10-K Annual Report of Registrant for the year ended December 31, 1999 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

(b)  Reports on Form 8-K

     The Registrant filed a report on Form 8-K on February 1, 2000, reporting on the status of the stock repurchases under its stock repurchase plan. A subsequent Form 8-K was filed on May 2, 2000, reporting on the updated status of the purchases made by the Registrant under the stock repurchase plan. Each such Form 8-K is hereby incorporated by reference.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES





                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



INTERCONTINENTAL LIFE CORPORATION



   /s/ James M. Grace
James M. Grace, Treasurer







Date: May 15, 2000