Form 10-Q
period 2000-06-30
INTERCONTINENTAL LIFE CORP
filed 2000-08-14
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 2000
Commission File Number 2-39310


                        INTERCONTINENTAL LIFE CORPORATION
             (Exact Name of Registrant as specified in its charter)



       Texas                              22-1890938
(State of Incorporation)  (I.R.S. Employer Identification Number)


6500 River Place Blvd.   Building I
Austin, Texas                                                    78730
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

                                                  YES  X    NO

Number of common shares outstanding ($.22 Par Value) at end of period:
 8,214,444.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                             Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
     June 30, 2000 and December 31, 1999...................................... 3

Consolidated Statements of Income
     For the three and six month periods ended
     June 30, 2000 and June 30, 1999...........................................5

Consolidated Statements of Cash Flows
     For the three and six month periods ended
     June 30, 2000 and June 30, 1999...........................................7

Notes to Consolidated Financial Statements................................... 11

Item 2. Management's Discussion and Analysis of
     Financial Conditions and Results of Operations...........................13

Item 3. Quantitative and Qualitative Disclosures
     About Market Risk........................................................18

Part II

Other Information.............................................................20

Signature Page................................................................22

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            June 30,            December 31,
                                               (in thousands of dollars)
                                              2000                       1999



ASSETS                                    (Unaudited)

Investments:
Fixed maturities, at
      amortized cost (market value
        approximates $1,619 and $2,056)            1,645      $            2,088
Fixed maturities available for sale,
       at market value (amortized cost
       $451,676 and $411,532)                    443,441                 404,217
Equity securities, at market value
       (cost approximates $338)                    1,578                   1,943
Policy loans                                      49,265                  50,882
Mortgage loans                                     6,735                   6,844
Invested real estate and other
 invested assets                                  36,114                  21,145
Short-term investments                           127,314                 191,695
       Total investments                         666,092                 678,814
Cash and cash equivalents                         10,297                   3,358
Notes receivable from affiliates                  38,423                  41,497
Accrued investment income                          8,133                   7,529
Agent advances and other receivables              18,735                  24,230
Reinsurance receivables                           21,404                  18,769
Property and equipment, net                        4,442                   4,416
Deferred policy acquisition costs                 37,532                  35,598
Present value of future profits of
 acquired businesses                              37,826                  39,831
Other assets                                      10,792                   9,304
Separate account assets                          456,169                 457,853
       Total Assets                      $     1,309,845        $      1,321,199

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued

                                              June 30,          December 31,
                                                (in thousands of dollars)


                                               2000                     1999
    LIABILITIES AND SHAREHOLDERS' EQUITY   (Unaudited)

Liabilities:
Policy liabilities and contractholder
 deposit funds:
Future policy benefits                 $         131,668        $        130,092

Contractholder deposit funds                     516,774                 533,869

Unearned premiums                                  1,959                   1,977

Other policy claims and benefits payable          10,420                   9,893
                                                 660,821                 675,831
Other policyholders' funds                         2,988                   3,012

Deferred federal income taxes                     21,462                  21,741

Other liabilities                                 21,245                  14,635

Separate account liabilities                     451,996                 454,289

    Total Liabilities                          1,158,512               1,169,508

Commitments and Contingencies

Redeemable preferred stock:

Class A Preferred, $1 par value,
    5,000,000 shares authorized, issued            5,000                   5,000

Class B Preferred, $1 par value,
    15,000,000 shares authorized, issued          15,000                  15,000
                                                  20,000                  20,000
Redeemable preferred stock held in treasury      (20,000)                (20,000)
                                                       0                       0

Shareholders' Equity:

Common Stock, $.22 par value,
  15,000,000 shares
    authorized; 10,855,478 and
    10,855,478 shares issued,
    8,214,444 and 8,827,941
    shares outstanding in 2000
    and 1999, respectively                         2,388                   2,388

Additional paid-in capital                         4,526                   4,526

Accumulated other
 comprehensive income                             (4,546)                 (3,712)

Retained earnings                                158,286                 151,932
                                                 160,654                 155,134
Common treasury stock, at cost,
 2,641,034 and 2,027,537 in 2000
 and 1999,  respectively                          (9,321)                 (3,443)

Total Shareholders' Equity                       151,333                 151,691

Total Liabilities and
 Shareholders' Equity                   $      1,309,845         $     1,321,199

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)
                                                    Three Months Ended June 30,

                                                    2000                  1999
   Revenues:

 Premium                             $             2,306      $            2,610

 Net investment income                            12,310                  12,960

 Earned insurance charges                          9,536                  10,085

 Other                                             1,118                   1,038
                                                  25,270                  26,693
Benefits and expenses:
Policyholder benefits and expenses                 7,084                   8,572

 Interest expense on contract holders
     deposit funds                                 7,435                   8,195

 Amortization of present value of future
     profits of acquired businesses                1,038                     968

 Amortization of deferred policy
     acquisition costs                               509                     631

 Operating expenses                                4,269                   4,165
                                                  20,335                  22,531
Income from operations                             4,935                   4,162

Provision for federal income taxes                 1,812                   1,535

Net income                                $        3,123        $          2,627

Net income per share:

Basic:
       Weighted average common stock
       outstanding                                 8,233                   8,785

Basic earnings per share                $           0.38        $           0.30

Diluted:
Common stock and common
 stock equivalents                                 8,251                   8,802

Diluted earnings per share              $           0.38        $           0.30


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)

                                                   Six Months Ended June 30,
                                                                                                                        June 30,
                                                    2000                  1999

Revenues:

 Premium                           $               4,584   $               5,158

Net investment income                             24,514                  25,875
 Earned insurance charges                         19,685                  20,147
  Other                                            1,887                   1,783
                                                  50,670                  52,963
Benefits and expenses:
 Policyholder benefits and expenses               14,437                  16,594

 Interest expense on contract holders
     deposit funds                                14,594                  16,075

 Amortization of present value of future
     profits of acquired businesses                2,004                   1,888

 Amortization of deferred policy
     acquisition costs                             1,203                   1,215

 Operating expenses                                8,399                   8,354
                                                  40,637                  44,126
Income from operations                            10,033                   8,837

Provision for federal income taxes                 3,679                   3,249

Net income                          $              6,354   $               5,588

Net income per share:

Basic:   Weighted average common stock
         outstanding                               8,526                   8,785

Basic earnings per share                            0.75   $                0.64

Diluted:

Common stock and common
 stock equivalents                                 8,533                   8,803

Diluted earnings per share          $               0.74    $               0.64
 .


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                     Three Months Ended June 30,

                                                      2000                 1999
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                               $         3,123        $          2,627
Adjustments to reconcile net income to
       net cash (used in)
       operating activities:

Amortization of present value of future
      profits of acquired businesses               1,038                     968

Amortization of deferred policy
     acquisition costs                               509                     631

Net gain on sale of investments                         0                   (222)

Depreciation                                          77                     118

Changes in assets and liabilities:
Decrease in accrued investment income                199                     408
Increase in agent advances and
     other  receivables                              (18)                 (4,928)

Policy acquisition costs deferred                 (1,624)                 (1,485)
Decrease in policy liabilities and
   contractholder deposit funds                   (7,477)                 (5,871)

Decrease in other policyholders' funds               (37)                    (22)
Increase in other liabilities                      3,931                   2,070
Decrease in deferred federal income taxes         (1,347)                 (3,180)

(Increase) decrease in other assets                 (688)                    246

Other, net                                           393                   4,788

Net cash used in operating activities    $        (1,921)         $       (3,852)










              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                 Three Months Ended June 30,

                                                 2000                     1999
CASH FLOWS FROM INVESTING
ACTIVITIES


Investments purchased                    $       (43,190)      $         (16,232)
Proceeds from sales and
 maturities of investments                        11,036                  20,603
Net change in short-term investments              37,114                    (963)
Purchases and retirements of equipment               (90)                   (168)
Decrease in notes receivable from affiliates       1,537                   1,537
Net cash provided by investing activities          6,407                   4,777

CASH FLOWS FROM FINANCING ACTIVITIES
(Purchase) issuance of treasury stock               (719)                     33
Net cash (used in) provided by
 financing activities                               (719)                     33
Net increase in cash and cash equivalents          3,767                     958
Cash and cash equivalents, beginning
 of period                                         6,530                   8,730
Cash and cash equivalents,
  end of period                         $         10,297         $         9,688




















              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                 (unaudited)

                                                  Six Months Ended June 30,

                                                    2000                   1999
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income                              $          6,354         $         5,588
Adjustments to reconcile net income to
       net cash used in
 operating activities:

Amortization of present value of future
      profits of acquired businesses               2,004                   1,888
Amortization of deferred policy
     acquisition costs                             1,203                   1,215
Net gain on sale of investments                        0                    (222)
Depreciation                                         136                     227
Changes in assets and liabilities:
(Increase) decrease in accrued
 investment income                                  (604)                     82
Decrease (increase) in agent
  advances and other  receivables                  2,860                  (7,048)
Policy acquisition costs deferred                 (3,137)                 (2,845)
Decrease in policy liabilities and
      contractholder deposit funds               (15,153)                (11,111)
(Decrease) increase in other policyholders'
 funds                                               (24)                     25
Increase in other liabilities                      6,610                   4,363
Decrease in deferred federal income taxes           (279)                 (4,059)
Increase in other assets                          (1,488)                 (1,950)
Other, net                                          (415)                  3,709
Net cash used in operating activities     $       (1,933)        $       (10,138)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                  Six Months Ended June 30,

                                                  2000                   1999
CASH FLOWS FROM INVESTING
ACTIVITIES

Investments purchased                    $       (75,963)        $       (27,482)

Proceeds from sales and maturities
 of investments                                   23,420                  53,658
Net change in short-term investments              64,381                 (21,396)
Purchases and retirements of equipment              (162)                   (327)
Decrease in notes receivable
 from affiliates                                   3,074                   3,074

Net cash provided by investing activities         14,750                   7,527

CASH FLOWS FROM FINANCING ACTIVITIES
(Purchase) Issuance of treasury stock             (5,878)                     33
Issuance of common stock                               0                      60

Net cash (used in) provided by
 financing activities                             (5,878)                     93

Net increase (decrease) in cash
 and cash equivalents                              6,939                  (2,518)
Cash and cash equivalents,
 beginning of year                                 3,358                  12,206

Cash and cash equivalents,
 end of period                            $       10,297         $         9,688
















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

Comprehensive Income

The following is a reconciliation of total accumulated other comprehensive income (loss) from December 31, 1999 to June 30, 2000 (in thousands):

                                               Net unrealized         Net                  Total
                                               gain on                appreciation         accumulated
                                               investments            (depreciation)       other
                                               in fixed               of equity            comprehensive
                                               maturities             securities           income (loss)
                                               available for
                                               sale
Balance at December 31, 1999                     $ (4,755)              $  1,043             $ (3,712)
Current period change                                (598)                  (237)                (835)
Balance at June 30, 2000                        $  (5,353)             $     806             $ (4,547)


               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

New Accounting Pronouncements

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments,including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133."

As the Company does not have significant investments in derivative financial instruments, the adoption of FAS No. 133 is not anticipated to have a material impact on the Company's results of operations, liquidity or financial position.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

For the six-month period ended June 30, 2000, InterContinental Life Corporation's ("ILCO") net income was $6,354,000 (basic earnings of $ 0.75 per common share and diluted earnings of $0.74 per common share) as compared to $5,588,000 (basic earnings and diluted earnings of $0.64 per common share) in the first six months of 1999. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

                              Results of Operations

For the six-month period ended June 30, 2000, the Company's income before federal income taxes was $10,033,000 on revenues of $50,670,000 as compared to income of $8,837,000 on revenues of $52,963,000 for the first six months of 1999. The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and quality customer service.

Premium income, net of reinsurance, for the first six months of 2000 was $4.6 million, as compared to $5.2 million for the first six months of 1999. Reinsurance premiums ceded were $ 1.0 million for the first six months of 2000, as compared to $1.5 million in the first six months of 1999.

Earned insurance charges for the six-month period ended June 30, 2000 were $19.7 million, as compared to $20.1 million for the same period in 1999. This source of revenues is related to the universal life insurance and annuity book of business of the insurance subsidiaries of the Company.

As of June 30, 2000, the market value of the fixed maturities available for sale segment was $443.4 million as compared to an amortized cost of $451.7 million, or an unrealized loss of $8.3 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. The net of tax effect of this decrease ($5.4 million at June 30, 2000) is included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets and has been recorded as a decrease in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period. For the three-month period ended June 30, 2000, the lapse rate with respect to universal life insurance policies decreased from the lapse rate experienced in the similar period in 1999. The rate for the 2000 period was 6.55%, as compared to 7.03% in the 1999 period. The lapse rate with respect to traditional (non-universal) life insurance policies decreased significantly from the levels experienced in the second quarter of 1999. The rate for the three-month period ended June 30, 2000 was 5.95%, as compared to 9.88% in the similar period in 1999. The lapse rates experienced during these periods were within the ranges anticipated by management.

                         Liquidity and Capital Resources
ILCO is a holding company whose principal assets consist of the common stock of Investors Life Insurance Company of North America ("Investors-NA") and its subsidiary - Investors Life Insurance Company of Indiana ("Investors-IN"). Prior to June 30, 2000, ILCO's primary source of funds consisted of payments under two Surplus Debentures from Investors-NA.

Financial Industries Corporation ("FIC") currently owns, directly and indirectly through its subsidiary Family Life Insurance Company, 3,932,692 shares (approximately 47.9%) of ILCO's common stock..

Prior to June 30, 2000, ILCO's principal source of liquidity consists of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of June 30, 2000, the outstanding principal balance of the Surplus Debentures was completely paid off.

For periods subsequent to June 30, 2000, ILCO's available source of liquidity would be from dividends paid to it from its subsidiaries. Applicable state insurance laws may limit the ability of such subsidiaries to pay dividends to ILCO. Investors-NA is domiciled in the State of Washington. The Washington insurance law includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of June 30, 2000, Investors-NA had earned surplus of $ 55.3 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance law, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $19.0 million at June 30, 2000. In June, 1999, Investors-IN paid a dividend in the amount of $3 million to its sole shareholder, Investors-NA. The amount of the dividend was less than the net gain from operations for the prior fiscal year; accordingly, no prior approval was required for the payment of the dividend. Advance notice of the payment was provided to the Indiana Department of Insurance, in accordance with the provisions of the Indiana Insurance Code.

ILCO's net cash flow used in operating activities was $ (1.9) million for the six-month period ended June 30, 2000, as compared to $(10.1) million for the first six months of 1999. The change is primarily related to a decrease in other receivables and deferred federal income taxes.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                   Investments

As of June 30, 2000, the Company's investment assets totaled $666.1 million, as compared to $678.8 million as of December 31, 1999. Total assets as of June 30, 2000 ($1.309 billion) decreased slightly from the level as of December 31, 1999 ($1.321 billion).

The level of short-term investments at June 30, 2000 was $127.3 million, as compared to $191.7 million at December 31, 1999.

Invested real estate and other invested assets increased from $21.1 million at December 31, 1999 to $36.1 million as of June 30, 2000. This increase is related to the development of the River Place Pointe project (the "Project") by Investors-NA. The Project consists of 47.995 acres of land in Austin, Texas, which was purchased in October, 1998 by Investors-NA, for an aggregate purchase price of $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first phase of the Project, which consists of two office buildings and an associated parking garage, commenced during the first quarter of 1999 and was nearing completion as of June 30, 2000. ILCO began moving its corporate headquarters to Building I of the Project in June, 2000 and completed the move in July, 2000. In connection with the move, Investors-NA (the tenant under the lease of the former Austin Centre space), entered into a termination agreement with the owner of the Austin Centre to terminate its lease at the Austin Centre. As of June 30, 2000, approximately 75,000 rentable square feet was leased in Building II of the Project to two tenants, both of whom moved into the building in July, 2000. During the second quarter of 2000, construction began on the third office building of the Project. The third building will contain approximately 116,000 square feet. In July, Investors-NA completed negotiations to lease all of the space in Building III to a tenant. The lease is for a seven-year term, with its commencement date in the first quarter of 2001, upon completion of the construction of Building III.

The fixed maturities  available for sale portion of invested assets at June
30, 2000 was $443.4 million. The amortized cost of the fixed maturities available for sale segment as of June 30, 2000 was $451.7 million, representing a net unrealized loss of $8.3 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased.

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

The portfolio includes investments in mortgage-backed securities which includes collateralized mortgage obligations ("CMOs") of $179.1 million and mortgage-backed pass-through securities of $46.7 million at June 30, 2000.
Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 55.9% of the book value of the Company's mortgage-backed securities at June 30, 2000, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with this portion of the investment portfolio by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and scheduled bonds represented approximately 44.1% and sequential and support classes represented approximately 35.2% of the book value of the Company's mortgage-backed securities at June 30, 2000. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company did not make additional investments in CMOs during 1999. For the year 2000, the Company's investment objectives include the making of selected investments in CMOs.

The   Company's   fixed   maturities   portfolio   (including    short-term
investments), as of June 30, 2000 and December 31, 1999, included a non-material amount (0.1 % of total fixed maturities and short- term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. Of these non-investment grade investments, all received an NAIC rating of "5" (lowest quality).

The consolidated balance sheets of the Company as of June 30, 2000 include $38.4 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family

Life Corporation ("FLC") and a $2.5 million loan from Investors-CA to Financial Industries Corporation ("FIC") - which loan is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) - and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC
(ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company ("FLIIC") made in July, 1993, in connection with the same transaction described above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk General

ILCO's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the information set forth in Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Investments" of this report.

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

                               Interest Rate Risk

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $24.0 million at June 30, 2000 and $23.3 million at December 31, 1999. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and (iii) notes receivable from affiliates. The approximate market value of such assets was $610.8 million at June 30, 2000 and $639.5 million at December 31, 1999.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $222.7 million at June 30, 2000 and $ 208.0 million at December 31, 1999. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $12.3 million at June 30, 2000 and $12.0 million at December 31, 1999.

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

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on May 23, 2000. The sole matter voted on at the meeting was the election of directors. All of the nominees were elected as directors by the shareholders.

         The voting tabulation as to each nominee was as follows:

                    Name                                      In Favor                   Withheld

                  Bender, Robert                              7,520,527                  91.973
                  Chacosky, Charles K.                        7,518,960                  93,540
                  Demgen, Jeffrey H.                          7,519,320                  93,180
                  Fleron, Theodore A.                         7,520,527                  91,973
                  Gilcrease, W. Lewis                         7,519,987                  92,513
                  Grace, James M.                             7,519,320                  93,180
                  Kosson, Richard                             7,520,527                  91,973
                  Mitte, Roy F.                               7,509,347                 103,153
                  Nash, Elizabeth                             7,520,527                  91,973
                  Payne, Eugene E.                            7,519,320                  93,180
                  Schmitt, Steven P.                          7,520,527                  91,973


Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Form 10-K Annual Report of Registrant for the year ended December 31, 1999 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

         (b)      Reports on Form 8-K

                  On May 2, 2000, the Company filed a Current Report on Form 8-K, updating the status of its purchases under the Stock Repurchase Plan. The plan, which was approved by the Company's Board of Directors on June 29, 1999, and amended on March 29, 2000, authorizes the repurchase of up to 10% of the issued and outstanding shares of the Company's common stock.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES





                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


INTERCONTINENTAL LIFE CORPORATION



   /s/ James M. Grace
James M. Grace, Treasurer







Date: August 14,   2000