Form 10-Q
period 2000-09-30
INTERCONTINENTAL LIFE CORP
filed 2000-11-14
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



        For the Quarterly Period Ended September 30, 2000
        Commission File Number 2-39310


                        INTERCONTINENTAL LIFE CORPORATION
             (Exact Name of Registrant as specified in its charter)



                Texas                              22-1890938
        (State of Incorporation)  (I.R.S. Employer Identification Number)


6500 River Place Blvd., Building I
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

Number of common shares outstanding ($.22 Par Value) at end of period: 8,123,071

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
     September 30, 2000 and December 31, 1999................................. 3

Consolidated Statements of Income
     For the three and nine month periods ended
     September 30, 2000 and September 30, 1999.................................5

Consolidated Statements of Cash Flows
     For the three and nine month periods ended
     September 30, 2000 and September 30, 1999.................................7

Notes to Consolidated Financial Statements................................... 11

Item 2. Management's Discussion and Analysis of
     Financial Conditions and Results of Operations...........................12

Item 3. Quantitative and Qualitative Disclosures
     About Market Risk........................................................18

Part II

Other Information.............................................................19

Signature Page................................................................21
page>

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 (in thousands of dollars)
                                                September 30,       December 31,

                                                        2000               1999

ASSETS                                                       (Unaudited)

Investments:
Fixed maturities, at
       amortized cost (market value
        approximates $1,393 and $2,056)       $        1,406      $       2,088
Fixed maturities available for sale,
       at market value (amortized cost
       $448,885 and $411,532)                        445,610            404,217
Equity securities, at market value
       (cost approximates $338)                        1,745              1,943
Policy loans                                          48,954             50,882
Mortgage loans                                         6,681              6,844
Invested real estate and
  other invested assets                               42,511             21,145
Short-term investments                               125,915            191,695
       Total investments                             672,822            678,814
Cash and cash equivalents                              4,246              3,358
Notes receivable from affiliates                      36,886             41,497
Accrued investment income                              9,632              7,529
Agent advances and other receivables                  24,700             24,230
Reinsurance receivables                               17,431             18,769
Property and equipment, net                            4,455              4,416
Deferred policy acquisition costs                     38,357             35,598
Present value of future profits of
  acquired businesses                                 36,919             39,831
Other assets                                           7,553              9,304
Separate account assets                              461,789            457,853
       Total Assets                       $        1,314,790  $       1,321,199

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                            (in thousands of dollars)

                                               September 30,        December 31,
                                                       2000                1999
  LIABILITIES AND SHAREHOLDERS' EQUITY           (Unaudited)

Liabilities:
Policy liabilities and contractholder deposit funds:
Future policy benefits                     $        132,019     $       130,092
Contractholder deposit funds                        517,697             533,869
Unearned premiums                                     1,959               1,977
Other policy claims and benefits payable              9,901               9,893
                                                    661,576             675,831
Other policyholders' funds                            3,015               3,012
Deferred federal income taxes                        23,151              21,741
Other liabilities                                    12,802              14,635
Separate account liabilities                        457,267             454,289
    Total Liabilities                             1,157,811           1,169,508
Commitments and Contingencies
Redeemable preferred stock:
Class A Preferred, $1 par value,
    5,000,000 shares authorized, issued               5,000               5,000
Class B Preferred, $1 par value,
    15,000,000 shares authorized, issued             15,000              15,000
                                                     20,000              20,000
Redeemable preferred stock held in treasury         (20,000)            (20,000)
                                                          0                   0

Shareholders' Equity:
Common Stock, $.22 par value,  15,000,000 shares
    authorized; 10,855,478 and 10,855,478 shares issued,
    8,123,071 and 8,827,941 shares outstanding in 2000
    and 1999, respectively                            2,388               2,388
Additional paid-in capital                            4,526               4,526
Accumulated other comprehensive income               (1,215)             (3,712)
Retained earnings                                   161,525             151,932
                                                    167,224             155,134
Common treasury stock, at cost, 2,732,407 and
2,027,537 in 2000 and 1999,  respectively           (10,245)             (3,443)

Total Shareholders' Equity                          156,979             151,691
Total Liabilities and
  Shareholders' Equity                   $        1,314,790   $       1,321,199

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)

                                                Three Months Ended Sept. 30,
                                                          2000             1999

Revenues:

 Premium                                        $        4,081    $       2,446
 Net investment income                                  13,400           12,209
 Earned insurance charges                                9,497           10,161
 Other                                                     652              483
                                                        27,630           25,299
Benefits and expenses:
 Policyholder benefits and expenses                      9,204            7,048
 Interest expense on contract holders
     deposit funds                                       7,441            7,524
 Amortization of present value of future
     profits of acquired businesses                        908              995
 Amortization of deferred policy
     acquisition costs                                     678              461
 Operating expenses                                      4,289            4,328
                                                        22,520           20,356
Income from operations                                   5,110            4,943
Provision for federal income taxes                       1,872            1,808
Net income                                      $        3,238    $       3,135
Net income per share:
Basic:
        Weighted average common stock
         outstanding                                     8,172            8,791
Basic earnings per share                        $         0.40    $        0.36
Diluted:
Common stock and common stock equivalents                8,186            8,817
Diluted earnings per share                      $         0.40    $        0.36


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)

                                                    Nine Months Ended
                                                        September 30,
                                                           2000            1999

Revenues:

 Premium                                         $        8,665   $       7,604
 Net investment income                                   37,914          38,084
 Earned insurance charges                                29,182          30,308
Other                                                     2,539           2,266
                                                         78,300          78,262
Benefits and expenses:
 Policyholder benefits and expenses                      23,641          23,642
 Interest expense on contract holders
     deposit funds                                       22,035          23,599
 Amortization of present value of future
     profits of acquired businesses                       2,912           2,883
 Amortization of deferred policy
     acquisition costs                                    1,881           1,676
 Operating expenses                                      12,687          12,682
                                                         63,156          64,482
Income from operations                                   15,144          13,780
Provision for federal income taxes                        5,551           5,057
Net income                                       $        9,593   $       8,723
Net income per share:
Basic:
        Weighted average common stock
         outstanding                                      8,408           8,791
Basic earnings per share                         $         1.14   $        0.99
Diluted:
Common stock and common stock equivalent                  8,415           8,817
Diluted earnings per share                       $         1.14   $        0.99



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)



                                                     Three Months Ended
                                                           September 30,
CASH FLOWS FROM OPERATING                                   2000           1999
ACTIVITIES
Net Income                                        $       3,238  $       3,135
Adjustments to reconcile net income to
       net cash (used in) provided by
       operating activities:
Amortization of present value of future
      profits of acquired businesses                        908            995
Amortization of deferred policy
     acquisition costs                                      678            461
Net gain on sale of investments                               0             73
Depreciation                                                283            120
Changes in assets and liabilities
Increase in accrued investment income                    (1,499)          (394)
(Increase) decrease in agent advances and
     other  receivables                                  (1,992)          7,717
Policy acquisition costs deferred                        (1,503)         (1,537)
Increase (decrease) in policy liabilities and
contractholder deposit funds                                898          (3,944)
Increase (decrease) in other policyholders' funds            27             (16)
Decrease in other liabilities                            (8,443)         (7,048)
Increase (decrease) in deferred federal income taxes      1,689            (997)
Decrease in other assets                                  3,239             882
Other, net                                                   80          (4,419)
Net cash used in operating activities            $       (2,397) $       (4,972)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                 Three Months Ended
                                                  September 30, ed
CASH FLOWS FROM INVESTING                                   2000          1999
ACTIVITIES


Investments purchased                                $    (8,982)  $   (27,343)
Proceeds from sales and
  maturities of investments                                3,624        29,596
Net change in short-term investments                       1,387         3,220
Purchases and retirements of equipment                      (296)         (170)
Decrease in notes receivable from affiliates               1,537         1,537
Net cash (used in) provided by investing activities       (2,730)        6,840

CASH FLOWS FROM FINANCING ACTIVITIES
(Purchase) issuance of treasury stock                       (924)           27
Net cash (used in) provided by
  financing activities                                      (924)           27
Net (decrease) increase in cash and cash equivalents       (6,051)       1,895
Cash and cash equivalents,
  beginning of period                                      10,297        9,688
Cash and cash equivalents, end of period             $      4,246  $    11,583






              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                           Nine Months Ended
                                                            September 30,ed
CASH FLOWS FROM OPERATING                            2000                 1999
ACTIVITIES                                                 (unaudited)


Net Income                                    $      9,593         $     8,723
Adjustments to reconcile net income to
       net cash used in operating activities:

Amortization of present value of future
      profits of acquired businesses                 2,912               2,883
Amortization of deferred policy
     acquisition costs                               1,881               1,676
Net gain on sale of investments                          0                (149)
Depreciation                                           419                 347
Changes in assets and liabilities:
Increase in accrued investment income               (2,103)               (312)
Decrease in agent advances and
     other receivables                                 868                 669
Policy acquisition costs deferred                   (4,640)             (4,382)
Decrease in policy liabilities and
      contractholder deposit funds                 (14,255)            (15,055)
Increase in other policyholders' funds                   3                   9
Decrease in other liabilities                       (1,833)             (2,685)
Increase (decrease) in deferred
  federal income taxes                               1,410              (5,056)
Decrease (increase) in other assets                  1,751              (1,068)
Other, net                                            (336)               (710)
Net cash used in operating activities        $      (4,330)      $     (15,110)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                            Nine Months Ended
                                                               September 30,
CASH FLOWS FROM INVESTING                                 2000           1999
ACTIVITIES

Investments purchased                           $      (84,945)  $    (54,825)
Proceeds from sales and maturities of investments       27,044         83,254
Net change in short-term investments                    65,768        (18,176)
Purchases and retirements of equipment                    (458)          (497)
Decrease in notes receivable from affiliates             4,611          4,611
Net cash provided by investing activities               12,020         14,367

CASH FLOWS FROM FINANCING ACTIVITIES
(Purchase) Issuance of treasury stock                   (6,802)            33
Issuance of common stock                                     0             87
Net cash (used in) provided by financing activities     (6,802)           120
Net increase (decrease) in cash
  and cash equivalents                                     888           (623)
Cash and cash equivalents, beginning of year             3,358         12,206
Cash and cash equivalents, end of period        $        4,246   $     11,583








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

Comprehensive Income

The following is a reconciliation of total accumulated other comprehensive income from December 31, 1999 to September 30, 2000 (in thousands):

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

Balance at December 31, 1999   $   (4,755)       $  1,043      $ (3,712)
Current period change               2,626            (129)        2,497
Balance at September 30, 2000  $   (2,129)       $    914      $ (1,215)




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

Item 2.  Management's Discussion and Analysis of Financial
  Conditions and Results of Operations

     For the nine-month period ended September 30, 2000, InterContinental Life Corporation's ("ILCO") net income was $9,593,000 (basic and diluted earnings of $1.14 per common share) as compared to $8,723,000 (basic earnings and diluted earnings of $0.99 per common share) in the first nine months of 1999. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

                              Results of Operations

For the nine-month period ended September 30, 2000, the Company's income before federal income taxes was $15,144,000 on revenues of $78,300,000 as compared to income of $13,780,000 on revenues of $78,262,000 for the first nine months of 1999.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and quality customer service.

Premium income, net of reinsurance, for the first nine months of 2000 was $8.67 million, as compared to $7.60 million for the first nine months of 1999. Reinsurance premiums ceded were $1.21 million for the first nine months of 2000, as compared to $1.59 million in the first nine months of 1999. Earned insurance charges for the nine-month period ended September 30, 2000 were $29.2 million, as compared to $30.3 million for the same period in 1999. This source of revenues is related to the universal life insurance and annuity book of business of the insurance subsidiaries of the Company.

As of September 30, 2000, the market value of the fixed maturities available for sale segment was $445.6 million as compared to an amortized cost of $448.9 million, or an unrealized loss of $3.3 million. The decrease reflects unrealized losses on such investments related to changes in interest rates subsequent to the purchase of such investments. The net of tax effect of this decrease ($2.14 million at September 30, 2000) is included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets and has been recorded as a decrease in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

For the three-month period ended September 30, 2000, the lapse rate with respect to universal life insurance policies decreased from the lapse rate experienced in the similar period in 1999. The rate for the 2000 period was 5.60 %, as compared to 5.89 % in the 1999 period. The lapse rate with respect to traditional (non-universal) life insurance policies decreased significantly from the levels experienced in the third quarter of 1999. The rate for the three-month period ended September 30, 2000 was 5.31 %, as compared to 8.56 % in the similar period in 1999. The lapse rates experienced during these periods were within the ranges anticipated by management.

                         Liquidity and Capital Resources

ILCO is a holding company whose principal assets consist of the common stock of Investors Life Insurance Company of North America ("Investors-NA") and its subsidiary - Investors Life Insurance Company of Indiana ("Investors-IN").

Financial Industries Corporation ("FIC") currently owns, directly and indirectly
through  its  subsidiary  Family  Life  Insurance   Company,   3,932,692  shares
(approximately 48 %) of ILCO's common stock.

Prior to June 30, 2000, ILCO's principal source of liquidity consisted of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of June 30, 2000, the outstanding principal balance of the Surplus Debentures was completely paid off. For periods subsequent to June 30, 2000, ILCO's available source of liquidity would be from dividends paid to it from its subsidiaries. Applicable state insurance laws may limit the ability of such subsidiaries to pay dividends to ILCO. Investors-NA is domiciled in the State of Washington. The Washington insurance law includes the "greater of" standard for payment of dividends to shareholders, but has a requirement that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of September 30, 2000, Investors-NA had earned surplus of $52.9 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance law, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year.
Investors-IN had earned surplus of $20.86 million at September 30, 2000. In June, 1999, Investors-IN paid a dividend in the amount of $3 million to its sole shareholder, Investors-NA. The amount of the dividend was less than the net gain from operations for the prior fiscal year; accordingly, no prior approval was required for the payment of the dividend. Advance notice of the payment was provided to the Indiana Department of Insurance, in accordance with the provisions of the Indiana Insurance Code.

ILCO's net cash flow used in operating activities was $4.33 million for the nine-month period ended September 30, 2000, as compared to $15.11 million for the first nine months of 1999. The change is primarily related to a decrease in other receivables and deferred federal income taxes.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business and to satisfy debt service.

                                   Investments

As of September 30, 2000, the Company's investment assets totaled $672.8 million, as compared to $678.8 million as of December 31, 1999. Total assets as of September 30, 2000 ($1.315 billion) decreased slightly from the level as of December 31, 1999 ($1.321 billion).

The level of short-term investments at September 30, 2000 was $125.9 million, as compared to $191.7 million at December 31, 1999.

Invested real estate and other invested assets increased from $21.1 million at December 31, 1999 to $42.5 million as of September 30, 2000. This increase is related to the development of the River Place Pointe project (the "Project") by Investors-NA. The Project consists of 47.995 acres of land in Austin, Texas, which was purchased in October, 1998 by Investors-NA, for an aggregate purchase price of $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first phase of the Project, which consists of two office buildings and an associated parking garage, commenced during the first quarter of 1999 and has been completed.

ILCO began moving its corporate headquarters to Building I of the Project in June, 2000 and completed the move in July, 2000. The cost of the move, approximately $375,713, was treated as a period cost in the third quarter of 2000. In connection with the move, Investors-NA (the tenant under the lease of the former Austin Centre space), entered into a termination agreement with the owner of the Austin Centre to terminate its lease at the Austin Centre as of July 30, 2000. As part of the termination agreement, Investors-NA agreed to pay rent for the month of August, 2000 in the amount of $113, 258 and the landlord agreed to pay Investors-NA $7,252.30 per month for a period of seven years, which latter amount includes a reimbursement to Investors-NA over the seven-year period of the amount of the rental for the month of August. The present value of the series of payments to be received by Investors-NA is $480,518, which amount was recorded as income in the third quarter of 2000.

As of September 30, 2000, approximately 75,000 rentable square feet was leased in Building II of the Project to two tenants, both of whom moved into the building in July, 2000. During the second quarter of 2000, construction began on the third office building of the Project. The third building will contain approximately 116,000 square feet. In July, Investors-NA completed negotiations to lease all of the space in Building III to a single tenant. The lease is for a seven-year term, with its commencement date in the first quarter of 2001, upon completion of the construction of Building III.

The fixed maturities available for sale portion of invested assets at September 30, 2000 was $445.6 million. The amortized cost of the fixed maturities available for sale segment as of September 30, 2000 was $448.9 million, representing a net unrealized loss of $3.3 million. This unrealized loss principally reflects changes in interest rates from the date the respective investments were purchased. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

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

The portfolio includes investments in mortgage-backed securities which includes collateralized mortgage obligations ("CMOs") of $176.2 million and mortgage-backed pass-through securities of $44.4 million at September 30, 2000. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 55.5% of the book value of the Company's mortgage-backed securities at September 30, 2000, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with this portion of the investment portfolio by investing in planned amortization class ("PAC"), target amortization class ("TAC") instruments, and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and scheduled bonds represented approximately 44.5 % and sequential and support classes represented approximately 35.3 % of the book value of the Company's mortgage-backed securities at September 30, 2000. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. The Company did not make additional investments in CMOs during 1999. For the year 2000, the Company's investment objectives include the making of selected investments in CMOs.

The Company's fixed maturities portfolio (including short-term investments), as of September 30, 2000 and December 31, 1999, included a non-material amount (0.1 % of total fixed maturities and short- term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. Of these non-investment grade investments, all received an NAIC rating of "5" (lowest quality).

The consolidated balance sheets of the Company as of September 30, 2000 include $ 36.89 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors- NA to Family Life Corporation ("FLC") and a $2.5 million loan from Investors Life Insurance Company of California ("Investors-CA") to Financial Industries Corporation ("FIC") - which loan is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) - and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly- owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company ("FLIIC") made in July, 1993, in connection with the same transaction described above.

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

                               Interest Rate Risk

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $22.5 million at September 30, 2000 and $23.3 million at December 31, 1999. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and (iii) notes receivable from affiliates. The approximate market value of such assets was $610.8 million at September 30, 2000 and $639.5 million at December 31, 1999.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $220.5 million at September 30, 2000 and $ 208.0 million at December 31, 1999. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $11.2 million at September 30, 2000 and $12.0 million at December 31, 1999.

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

In August, 1997, another individual filed a similar action in Travis County, Texas against the corporate entities identified above. The lawsuit involved the same type of policy and includes allegations which are substantially identical to the allegations in the first action. In July, 2000, the court, on its own motion, moved to dismiss the action for failure on the part of the plaintiff to prosecute the matter. The plaintiff did not file a motion to retain the case and the matter has been removed from the court's docket.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

          a. As previously reported in a press release dated October 13, 2000, the Board of Directors of the Company has established a Special Committee of outside directors of the Board to explore a merger with Financial Industries Corporation ("FIC"). FIC owns approximately 48% of the common stock of ILCO. The Board and the Special Committee have received a report on an actuarial evaluation of the Company and FIC,
                                     - 19 -
          which was performed by an independent actuarial consulting firm. The special committee will review the actuarial evaluation and other pertinent information, and furnish a recommendation on the merger proposal to the Board. As of the date of this report on Form 10-Q, no date has been set for the next meeting of the Board of Directors of the Company.

          b. On October 13, 2000, Charles K. Chacosky submitted his resignation as a director and officer of the Company and its life insurance company subsidiaries. Mr. Chacosky advised the Board that his resignation was for personal reasons.

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


INTERCONTINENTAL LIFE CORPORATION



   /s/ James M. Grace
James M. Grace, Treasurer

Date: November 14,   2000