Form 10-K
period 2000-12-31
INTERCONTINENTAL LIFE CORP
filed 2001-04-02
CIK 50982

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                                                        OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to

         Commission File  Number 0-7288

                        INTERCONTINENTAL LIFE CORPORATION
             (Exact name of registrant as specified in its charter)

     Texas                                  22-1890938
(State of Incorporation)            (I.R.S. Employer identification number)

6500 River Place Blvd., Building One, Austin, Texas      78730
(Address of Principal Executive Offices)               (Zip Code)

           (512)  404-5000
(Registrant's Telephone Number, including area code)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.22 par value
                         (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on March 6, 2001, based on the closing sales price in the Nasdaq Small-Cap Market ($10.44 per share), was $41,514,023.

As of March 6, 2001, Registrant had 8,141,385 shares of its common stock outstanding (excluding shares held in Treasury and not entitled to vote).

                           Forward-Looking Statements

Except for historical factual information set forth in this Form 10-K, the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may effect the ability of ILCO to sell its products, the market value of ILCO's investments and the lapse rate and profitability of policies; (2) ILCO's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of ILCO's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of ILCO's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to ILCO's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which ILCO believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect ILCO.


                                     PART I

Item 1. Business

General

InterContinental Life Corporation ("ILCO", the "Company" or the "Registrant") was originally incorporated in 1969 under the laws of the State of New Jersey. During 1997, ILCO transferred its domicile from New Jersey to the State of Texas. This change was approved by vote of the shareholders at the annual meeting of shareholders held on June 19, 1997. Its executive offices are located at 6500 River Place Blvd., Building One, Austin, Texas 78730.

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

The Company is controlled by Financial Industries Corporation ("FIC"), a life insurance holding company, through FIC's ownership of approximately 48.3% of the Company's outstanding common stock. FIC, ILCO and their insurance subsidiaries have substantially identical management, and a majority of the directors of ILCO are also directors of FIC and ILCO's and FIC's insurance subsidiaries. Officers allocate their time between ILCO and FIC in accordance with the comparative requirements of both companies and their subsidiaries. The Roy F. and Joann Cole Mitte Foundation (the "Foundation"), a charitable entity exempt from federal income tax under section 501(a) of the Internal Revenue Code (the "Code") as an organization described in section 501(c)(3) of the Code, owns 30.71% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, the Company and their insurance subsidiaries, and his wife, Joann Cole Mitte. FIC owns Family Life Insurance Company, a Washington domiciled underwriter of mortgage protection life insurance.

The Company was organized in 1969 to be the publicly owned holding company for InterContinental Life Insurance Company ("ILIC"). The Company acquired Standard Life Insurance Company ("Standard Life") in 1986, Investors Life Insurance Company of California ("Investors-CA") and Investors Life Insurance Company of North America ("Investors-NA") in 1988, Meridian Life Insurance Company, renamed Investors Life Insurance Company of Indiana ("Investors-Indiana"), in February, 1995, State Auto Life Insurance Company (via merger of that company into Investors-Indiana) in 1997 and Grinnell Life Insurance Company (via merger of that company into Investors-Indiana) in 1998.

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

In December, 1997, InterContinental Life Insurance Company ("ILIC"), an ILCO subsidiary, transferred its domicile from New Jersey to Indiana. Following completion of the redomestication, ILIC merged with Investors-Indiana, with ILIC as the surviving entity in the merger process. Immediately after the merger, ILIC changed its name to Investors Life Insurance Company of Indiana. As used hereinafter, the phrase "Investors-IN" shall be used to refer to the merged entities. As a result of the merger, Investors-IN is licensed in 47 states and the District of Columbia. As of December 31, 2000, it had assets of $170.0 million and capital and surplus of $26.3 million.

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

As of December 31, 2000, the number of administrative employees within the Company and its subsidiaries (including employees who also perform administrative services for Family Life) was approximately 286 and the number of regional vice presidents employed by the life insurance subsidiaries of the Company and FIC was 40.

Principal Products

The Company's insurance subsidiaries are engaged primarily in administering existing portfolios of life insurance policies and annuity products. Approximately 79% of the total collected premiums for the year 2000 were derived from renewal premiums on insurance policies and annuity products sold by the insurance subsidiaries prior to their acquisition by the Company.

The Company's insurance subsidiaries are actively engaged in marketing and underwriting individual life insurance and annuity products in 49 states and the District of Columbia. These products are marketed through independent, non-exclusive general agents.

The products currently being distributed include several versions of universal life insurance, which provide permanent life insurance protection while crediting company-declared current interest rates to the cash value of the policy. The universal life insurance portfolio of the Company's insurance subsidiaries consists primarily of flexible premium universal life insurance policies. Under the flexible premium policies, policyholders may vary the amounts of their coverage (subject to minimum and maximum limits) as well as the dates and frequency of payments.

During  1999,  a marketing  subsidiary  of the Company  entered  into  marketing agreement with a third- party life insurance company. The marketing agreement makes available, to appointed agents of the Company's life insurance subsidiaries, a portfolio of term life insurance products not currently being offered by the subsidiaries. The underwriting risk on the products sold under this arrangement is assumed by the third- party insurer. The Company's appointed agents receive commissions on the sales of these products and the Company's marketing subsidiary receives an override commission. This initiative was expanded during the year 2000 to include a substantially similar arrangement with another third-party life insurance company.

Direct statutory premiums received from all types of universal life products were $36.3 million in 2000, as compared to $35.6 million in 1999 and $38.9 million in 1998. Investors-NA received reinsurance premiums from Family Life of $3.5 million in 2000, pursuant to the reinsurance agreement for universal life products written by Family Life. In 2000, premium income from all life insurance products was derived from all states in which the Company's insurance subsidiaries are licensed, with significant amounts derived from Pennsylvania (14 %), California (8 %), New Jersey (7 %) and Ohio (8 %).

The Company's insurance subsidiaries receive some premium income from health insurance policies. In 2000, premium income from all health insurance policies was $0.7 million, as compared to $0.8 million in 1999 and $1.0 million in 1998. The health insurance business of the Company's subsidiaries is 100% reinsured with a third party reinsurer. In December, 1997, ILCO's life insurance subsidiaries entered into a reinsurance treaty under which most of the contractual obligations and risks under accident and health insurance policies were assumed by a third party reinsurer. The transfer was effective as of July 1, 1997. These risks and contractual obligations were sold pursuant to, first, a coinsurance reinsurance agreement. Following applicable regulatory approvals, the reinsurer will assume the direct obligations of the companies, on an assumption reinsurance basis. The decision to dispose of this book of business was based on management's analysis that the business was not generating targeted profit objectives and that the products were not part of the core business of the subsidiaries. The sale permits the companies to focus on its primary business - life insurance and annuity sales.

Investors-NA sponsors a variable annuity separate account, which offers single premium and flexible premium policies. The policies provide for the contract owner to allocate premium payments among four different portfolios of Putnam Variable Trust (the "Putnam Fund"), a series fund which is managed by Putnam Investment Management, Inc. As of December 31, 2000, the assets held in the separate account were $42.3 million. During 2000, the premium income realized in connection with these variable annuity policies was $85,402, which was received from existing contract owners.

Investors-NA also maintains a closed variable annuity separate account, with approximately $16.6 million of assets as of December 31, 2000. The separate account was closed to new purchases in 1981, as a result of an IRS ruling which adversely affected the status of variable annuity separate accounts which invest in publicly-available mutual funds. The ruling did not adversely affect the status of in-force contracts.

For the past several years, ILCO's life companies have expanded their marketing efforts in the fixed annuity market. Direct deposits from the sale of fixed annuity products were $10.6 million in 2000, as compared to $ 7.6 million in 1999 and $6.1 million in 1998. Investors-NA also received reinsurance premiums from Family Life of $1.2 million in 2000, pursuant to a reinsurance agreement for annuity products between Investors-NA and Family Life Insurance Company.

In 1998, Investors-NA developed a group deposit administration product, designed for use in connection with the funding of deferred compensation plans maintained by government employers under section 457 of the Internal Revenue Code. The company has established a marketing relationship with a third-party administrator based in San Antonio, Texas, and Louisiana which has established relationships with school districts in Texas. Enrollments under the program commenced during 1999, and contributed $0.9 million of the annuity premiums for that year. Annuity premiums from this product for the year 2000 totaled $1.5 million.

The following table sets forth, for the three years ended December 31, 2000, the combined premium income and other considerations received by the Company's insurance subsidiaries from sales of their various lines of insurance.


                                        Year Ended December 31,

Type of Insurance Premium          2000             1999             1998
                                                (in thousands)
Individual:
Life                           $  7,576           $ 10,647        $ 10,528
Accident & Health                   694                808             994
Total Individual Lines            8,270             11,455          11,522

Group:
Life                              4,231              3,164           2,323
Accident & Health                     0                  0              11
Total Group Lines                 4,231              3,164           2,334

Credit:
Life                                  0                (14)            (21)
Accident & Health                     0                 (1)             (3)
Total Credit Lines                    0                (15)            (24)

Total Premium                    12,501             14,604          13,832
Reinsurance Premiums Ceded       (1,628)            (3,472)         (2,942)
    Total Net Premium            10,873             11,132          10,890
Amount Received on
  Investment Type Contracts      49,924             45,536          48,739
     Total Premiums and
     Deposits Received         $ 60,797           $ 56,668        $ 59,629


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

The investment objective of the Company's insurance subsidiaries emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. As of December 31, 2000, only 4.4% of the Company's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented only 0.3 % of the Company's total assets at December 31, 2000. The Company had investments in debt securities of affiliated corporations aggregating $35.3 million as of December 31, 2000.

Investments in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $175.7 million and mortgage-backed pass-through securities of $42.9 million at December 31, 2000. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 54.3% of the book value of the Company's mortgage-backed securities at December 31, 2000, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC") instruments, target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 45.7 % and sequential and support classes represented approximately 34.7 % of the book value of the Company's mortgage- backed securities at December 31, 2000. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. ILCO did not have any z-accrual bonds as of December 31, 2000. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages.

The Company does not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

The Company does not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At December 31, 2000, none of the mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 0.2% of the Company's invested assets at December 31, 2000.

The Company's subsidiaries make investments in real property, subject to regulatory limitations. In October, 1998, Investors-NA purchased River Place Pointe, two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first phase of the Project, which consists of two office buildings, an associated parking garage, and related infrastructure was completed during 2000. The second phase of construction, which includes two more office buildings, is in progress and Investors-NA expects completion of this phase by the end of the second quarter of 2001.

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

Marketing and sales for all of the Company's insurance subsidiaries are directed by the Executive Vice President of Marketing and Sales. The Senior Vice President for Investors Sales directs Regional Vice Presidents who are responsible for the recruitment and maintenance of the general agents and managing general agents for individual insurance sales. During 1999, the Company implemented a plan to restructure the compensation arrangements for Regional Vice Presidents, so as to emphasize the role of personal production by the RVPs. The effect of this plan during the year 2000 was to lower fixed costs for distribution of the Company's products.

Data Processing

The data processing needs of ILCO's insurance subsidiaries are provided to ILCO's Austin, Texas facilities by FIC Computer Services, Inc., a subsidiary of FIC. See Item 13 - "Certain Relationships and Related Transactions with Management."

As the provider of data processing for the Company and its subsidiaries and affiliates, FIC Computer Services, Inc. utilizes a centralized computer system to process policyholder records and financial information. In addition, the Company uses non-centralized computer terminals in connection with its operations.

In response to the potential operations and policy administration problems caused by the computer calendar change on January 1, 2000, the management of the Company instructed FIC Computer Services, Inc. to analyze its system capabilities and the operational requirements of the Company and its respective subsidiaries and affiliates with respect to the Y2K problem. The Company developed a Year 2000 Plan and began the major work under the Year 2000 Plan in 1997. The work, including extensive testing of the converted systems, was completed during the fourth quarter of 1999. The Company did not experience any material disruptions in the processing of its business as a result of the Year 2000 date change.

Under the Year 2000 Plan, FIC Computer Services, Inc. utilized its own personnel, acquired Y2K compliant operating software, and engaged the assistance of outside consultants to facilitate the systems conversions and modifications. For the twelve month period ended December 31, 1999, the Company incurred an after tax cost of approximately $195,000 in connection with the Year 2000 Plan, as compared to an after tax expense of approximately $158,000 for the year ended December 31, 1998. In the year ended December 31, 2000, the Company incurred $90,000 in pre-tax expenses related to the Year 2000 Plan, in connection with bonus payments made to management employees for Year 2000 Plan-related work.

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

(2) the extent of individual policyholder services required to service each product category; (3) general interest rate levels; (4) competitive commission rates and related marketing costs; (5) legislative and regulatory requirements and restrictions; (6) the impact of competing insurance and other financial products; and (7) the condition of the regional and national economies.

Reinsurance and Reserves

Reinsurance Ceded. In accordance with general practices in the insurance industry, the Company's insurance subsidiaries limit the maximum net losses that may arise from large risks by reinsuring with other carriers. Such reinsurance provides for a portion of the mortality risk to be retained (the "Retention") with the excess being ceded to a reinsurer at a premium set forth in a schedule based upon the age and risk classification of the insured. The reinsurance treaties provide for allowances that help the Company's insurance subsidiaries offset the expense of writing new business. Investors-IN generally retains the first $100,000 of risk on the life of any individual, depending upon the type of coverage being issued. Investors-NA generally retains the first $100,000 to $250,000 of risk on the life of any individual, depending on the type of coverage being issued.

Investors-NA maintains a bulk reinsurance treaty, under which it reinsures all of its risks under accidental death benefit policies. The treaty was most recently renegotiated with the current reinsurer in January, 1997.

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

Reinsurance Assumed. In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co- insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer. In 1996, Investors- NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

These reinsurance arrangements reflect management's plan to develop universal life and annuity business at Investors-NA, with Family Life concentrating on the writing of term life insurance products.

FIC's Acquisition of Control of the Company

In January, 1985, FIC acquired 26.53% of ILCO's common stock. FIC and Family Life subsequently acquired additional shares of ILCO's common stock and as of March 6, 2001, FIC owned, directly and indirectly through Family Life, approximately 48.3% of the outstanding shares of ILCO's common stock.

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

The $114 million purchase price for Family Life and an additional $5 million for transaction costs, working capital and other related purposes were financed by:
(a) a $50 million senior loan provided by a group of banks, (b) a$44 million subordinated notes issued to the seller and its affiliates and (c) $25 million senior subordinated notes issued to Investors-CA and Investors-NA. In addition, FIC granted to Investors-CA and Investors-NA nontransferable options to purchase up to a total of 9.9% of FIC's common stock at a price of $10.50 per share, equivalent to the then current market price, subject to adjustment to prevent dilution. As a result of the five-for-one stock split implemented by FIC, effective in November, 1996, the exercise price of the options was changed to $2.10 per share. The initial terms of the option provided for their expiration on June 12, 1998, if not previously exercised. In connection with the 1996 amendments to the subordinated loans held by Investors-NA, the expiration date of the options was extended to September 12, 2006. For a discussion of the 1996 amendments, see Item 13 - "Certain Relationships and Related Transactions with Management." In July, 1993, the subordinated notes held by the seller and its affiliates were prepaid. The primary source of the funds used to prepay the subordinated debt was a new subordinated loan of $34.5 million obtained from Investors-NA.

Senior Loan

The Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors-NA and Investors-CA. In January, 1993, the Company refinanced its Senior Loan. That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility are substantially the same as the terms and provisions of the 1988 senior loan. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan. The average interest rate paid by the Company on its Senior Loan was approximately 7.63% during 1998.

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

Regulation

General. The Company and its insurance subsidiaries are subject to regulation and supervision at both the state and Federal level, including regulation under federal and state securities laws and regulation by the states in which they are licensed to do business. The state insurance regulation is designed primarily to protect policy owners. Although the extent of regulation varies by state, the respective state insurance departments have broad administrative powers relating to the granting and revocation of licenses to transact business, licensing of agents, the regulation of trade practices and premium rates, the approval of form and content of financial statements and the type and character of investments.

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

Risk-Based Capital Requirements. The National Association of Insurance Commissioners ("NAIC") has imposed Risk-Based Capital ("RBC") requirements to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with; (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC formula is intended to be used by insurance regulators as an early warning tool to discover potential weakly capitalized companies for the purpose of initiating regulatory action. The RBC requirements are not intended to be a basis for ranking the relative financial strength of insurance companies. The formula also defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by-state basis.

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

Calculations using the NAIC formula and the statutory financial statements of the Company's insurance subsidiaries as of December 31, 2000 indicate that the Total Adjusted Capital of each of the Company's insurance subsidiaries is above 560% of its respective Authorized Control Level RBC.

Solvency Laws Assessments. The solvency or guaranty laws of most states in which the Company's insurance subsidiaries do business may require the Company's insurance subsidiaries to pay assessments

(up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The insurance companies record the expense for guaranty fund assessments in the period assessed. For the year ended December 31, 2000, the Company's insurance subsidiaries received a net credit on their guaranty fund assessment returns of $24,136, as compared to a net credit of $13,478 for the year ended December 31, 1999. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company, however, we believe that assessments with respect to other pending insurance company impairments and insolvencies will not be material to our business, financial condition or results of operations.

Dividends. ILCO is a holding company and as such depends primarily on dividends from its insurance subsidiaries to pay operating expenses. Washington's insurance code, which governs the dividends payable by Investors-NA, includes the "greater of" standard for payment of dividends to shareholders, but has requirements that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of December 31, 2000, Investors-NA had earned surplus of $69.1 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $23.8 million at December 31, 2000.

Valuation Reserves. Life insurance companies are required to establish an Asset Valuation Reserve ("AVR") consisting of two components: (i) a "default component," which provides for future credit-related losses on fixed maturity investments, and (ii) an "equity component," which provides for losses on all types of equity investments, including equity securities and real estate. Insurers are also required to establish an Interest Maintenance Reserve ("IMR"), designed to defer realized capital gains and losses due to interest rate changes on fixed income investments and to amortize those gains and losses into future income. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect the financial statements prepared in accordance with GAAP. Management believes that the combination of the AVR and IMR will affect statutory capital and surplus and may reduce the ability of the Company's insurance subsidiaries to pay dividends to ILCO.

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

The Financial Services Modernization Act. On November 12, 1999, President Clinton signed into law the Financial Services Modernization Act (referred to in this paragraph as the "Act") of 1999, implementing fundamental changes in the regulation of the financial services industry in the United States. In general, the Act provides that financial institutions have certain obligations with respect to the maintenance of the privacy of customer information, so as to insure the security and confidentiality of customer records and information, to protect against any anticipated threats or hazards to the security or integrity of these records and to protect against unauthorized access or use of these records or information which could result in substantial harm or inconvenience to any customer. In addition, the Act places new restrictions on disclosure of nonpublic personal information to third party institutions seeking to utilize such information in connection with the sale of products or services. A financial institution may disseminate certain types of customer information to nonaffiliated third parties if the institution provides clear and conspicuous disclosure of the institution's privacy policy and the customer authorizes the release of certain information to third parties. Where the customer permits the release of the information, the Act restricts disclosure of information that is non-public in nature but does not prohibit the release of information which can be obtained from public sources. The passage of the Act and regulations pertaining thereto may adversely affect ILCO's insurance subsidiaries from utilizing certain sales methods; however, at this time, ILCO is unable to determine to what extent the final regulations will impact the sales practices of ILCO's insurance subsidiaries.

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

Federal Income Taxation.The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. For the years ended December 31, 1998, 1999 and 2000, the decreases in the current income tax provisions of the Company's insurance subsidiaries due to this change were $253,411, $409,193 and $8,368 respectively. The change has a negative tax effect for statutory accounting purposes when the premium income of the Company's insurance subsidiaries increases, but has a positive tax effect when their premium income decreases.

                               Segment Information

The principal operations of the Company's insurance subsidiaries are the underwriting of life insurance and annuities. Accordingly, no separate segment information is required to be provided by the Registrant for the three-year period ending December 31, 2000.

Item 2. Properties

ILCO's home office is located at River Place Pointe, 6500 River Place Blvd., Building One, Austin, Texas. River Place Pointe was purchased by Investors-NA on October 29, 1998. It consists of two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Prior to the closing of the purchase transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first phase of the Project, which consists of two office buildings, an associated parking garage, and related infrastructure, was completed during 2000. The second phase of construction, which includes two more office buildings, is in progress and Investors-NA expects completion of this phase by the end of the second quarter of 2001. ILCO, FIC and their insurance subsidiaries occupy almost the entire Building One of River Place Pointe, consisting of approximately 76,000 square feet of space.

ILCO leases a building located at 40 Parker Road, Elizabeth, New Jersey. This building, which was formerly the Company's headquarters building, contains approximately 41,000 square feet of office space. The lease was signed in December, 1985 and expires in December, 2005, and calls for a minimum base rental of $450,000 per annum. The lease provides that all costs including, but not limited to, those for maintenance, repairs, insurance and taxes be borne by ILCO. The Company sub-leases the space in the property to third parties.

Investors-IN owns three residential buildings which are adjacent to the 40 Parker Road building. One residence, which is leased to a third party, contains approximately 3,000 square feet of space. The second building contains approximately 2,000 square feet of space and is leased to persons who perform maintenance services for Investors-IN's and ILCO's properties in Elizabeth, New Jersey. The third building contains approximately 3,000 square feet of space, and is partially leased to third parties.

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

Additionally, ILCO's insurance subsidiaries are regularly involved in litigation, both as a defendant and as plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance protection products. Management of the Company does not believe that such litigation, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of security holders.

                                     PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

A. Market Information

ILCO's common stock is traded in the Nasdaq  Small-Cap  Market  (NASDAQ  Symbol:
ILCO). The following table sets forth the quarterly high and low sales prices for the Company's common stock for 2000 and 1999. Quotations are furnished by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

                                                     Prices
                                          High                    Low

2000:
1st Quarter. . . . . . .                 $10.25                $ 8.6875
2nd Quarter. . . . . . .                  10.00                  7.9375
3rd Quarter. . . . . . .                   9.75                  8.875
4th Quarter. . . . . . .                  10.625                 9.00

1999:
1st Quarter. . . . . . .                 $10.00                $  8.250
2nd Quarter. . . . . . .                   9.875                  7.00
3rd Quarter. . . . . . .                  11.50                   9.250
4th Quarter. . . . . . .                  10.50                   9.188


B. Holders

The approximate number of record holders of the common stock of the Registrant as of March 15, 2001 was 1,349.

C. Dividends

No dividend was declared or paid by the Company during 2000.

In 1999, the Company paid a stock dividend in the amount of one share of common stock for each share of common stock issued and outstanding. The dividend was paid on March 17, 1999, to holders of record on March 8, 1999.

The ability of an insurance holding company, such as ILCO, to pay dividends to its shareholders may be limited by the company's ability to obtain revenue, in the form of dividends and other payments, from its operating insurance subsidiaries. The right of such subsidiaries to pay dividends is generally restricted by the insurance laws of their domiciliary states. See Item 1- "Business- Regulation - Dividends."

Item 6. Selected Financial Data (in thousands, except per share data.)

                                           Years Ended December 31,

                               2000           1999            1998           1997          1996

Revenues                  $  103,756     $  104,205      $  109,462     $  127,683    $  138,244
Benefits & Expenses           84,669         85,466          91,876         96,081        96,801
Income from operations        19,087         18,739          17,586         31,602        41,443
Provisions for federal
 income taxes                  7,021          5,974           6,467         11,062        14,505

Net Income                $   12,066     $   12,765      $   11,119     $   20,540    $   26,938


Common Stock and
 Common Stock
 Equivalents 1                 8,343          8,800           8,924          8,738         8,882
Net income per share 1,  2
Basic                     $     1.45     $     1.45      $     1.27     $     2.38    $     3.18
Diluted                   $     1.45     $     1.45      $     1.25     $     2.35    $     3.04
Cash Dividend                     -0-            -0-             -0-            -0-           -0-
Long Term Debt                    -0-            -0-             -0-    $   10,964    $   24,944
Total Assets              $1,307,615     $1,321,199      $1,350,248     $1,321,653    $1,263,942

1. Data for the years 1996 to 1998 has been restated to reflect the effect of the stock dividend which was paid on March 17, 1999.

2. Net income per share for the year 1996 has been restated to reflect the effect of FAS 128.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of ILCO's financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

                           Forward-Looking Statements

Except for historical factual information set forth in this Management's Discussion and Analysis, the statements, analyses, and other information contained herein relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may effect the ability of ILCO to sell its products, the market value of ILCO's investments and the lapse rate and profitability of policies; (2) ILCO's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of ILCO's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of ILCO's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to ILCO's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which ILCO believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect ILCO.

           Results of Operations - Three Years Ended December 31, 2000

Net income from continuing operations was $12,066,000 (basic earnings of $1.45 per common share, or diluted earnings of $1.45 per common share) for the year ended December 31, 2000, as compared to $12,765,000 (basic earnings of $1.45 per common share, or diluted earnings of $1.45 per common share) for the year ended December 31, 1999 and $11,119,000 (basic earnings of $1.27 per common share, or diluted earnings of $1.25 per common share) for the year ended December 31, 1998. Earnings per share are stated in accordance with the requirements of Financial Accounting Standard (FAS) No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised. For the year 1998, earnings per share have been restated to reflect the effect of the stock dividend which was paid on March 17, 1999.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Revenues.

Premium income, net of reinsurance, for the year 2000 was $10.87 million, as compared to $11.13 million for the year 1999 and $10.89 million for the year 1998. This source of revenues is related to the traditional life insurance and accident & health insurance book of business of ILCO's insurance subsidiaries. The increase in premium income from 1998 to 1999 was due primarily to the acquisition of the book of business from Grinnell Life Insurance Company in 1998. The results for 1998 include, for the period beginning on June 30, 1998, the operations of Grinnell Life. Grinnell Life was acquired on June 30, 1998, through a subsidiary of ILCO, for an adjusted purchase price of $16.6 million. A portion of the purchase price ($12.37 million) was paid by way of a dividend to the seller immediately prior to the closing of the transaction; the balance of the purchase price was paid by ILCO's subsidiary. As part of the transaction, Grinnell Life was immediately merged with and into that subsidiary, with that subsidiary being the surviving entity. The decrease from 1999 to 2000 is attributable to the decrease in the traditional life insurance book of business. Reinsurance premiums ceded were $3.04 million in 2000, as compared to $3.47 million in 1999 and $2.94 million in 1998. Premiums ceded decreased between 1999 and 2000 consistent with the decrease in premium income, and increased from 1998 to 1999 consistent with the increase in premium income.

Net investment income for the year ended December 31, 2000 was $50.89 million as compared to $49.91 million for the year ended December 31, 1999 and $54.62 million for the year ended December 31, 1998. The increase from 1999 to 2000 was primarily attributable to the investment income earned from the leases on the buildings at River Place Pointe during the second half of the year 2000. The decrease of $4.7 million from 1998 to 1999 was attributable to the allocation of a portion of the investment portfolio to the development of the River Place Pointe project. The project did not produce rental income during the year 1999.

Income from earned insurance charges for the year ended December 31, 2000 was $38.50 million, as compared to $40.45 million for the year 1999 and $41.07 million for the year 1998. This source of revenues is related to the universal life insurance and annuity book of business of Investors-NA. The decrease in income from earned insurance charges over the three year period is consistent with thedecrease in the universal life insurance book of business, as well as the decreased income from surrender charges on universal life policies that have been in force for a number of years.

Benefits and Expenses.

Policyholder benefits and expenses for the year ended December 31, 2000 were $32.46 million, as compared to $32.00 million for the year ended December 31, 1999 and $38.37 million for the year ended December 31, 1998. The $6.4 million decrease from 1998 to 1999 was due to a lower level of death claims ($2.6 million lower in 1999 than in 1998) and a $4.4 million decrease in reserves related to policyholder surrenders.

Interest expense on contract holders deposit funds was $28.79 million for the year ended December 31, 2000, as compared to $30.23 million for the year ended December 31, 1999 and $29.97 million for the year ended December 31, 1998. This expense reflects increases or decreases in the universal life book of business. The increase in 1999 from 1998 is due to the acquisition of the universal life book of business from Grinnell Life. The decrease in 2000 is consistent with the decrease in the total amount of universal life policies in force.

The expense related to the amortization of present value of future profits of acquired businesses was $3.81 million for the year ended December 31, 2000, $3.84 million for the year ended December 31, 1999, and $5.90 million for the year ended December 31, 1998. The $2.1 million decrease in expenses from 1998 to 1999 is attributable to the final amortization in 1998 of a portion of the business. The small decrease from 1999 to 2000 is in line with the expected amortization of the remaining book of business.

The expense related to the amortization of deferred policy acquisition costs was $2.51 million for the year ended December 31, 2000, $2.37 million for the year ended December 31, 1999, and $2.13 million for the year ended December 31, 1998. The slight increase in amortization of deferred policy acquisition costs over the three year period can be attributed to the continued capitalization of expenses incurred in connection with the writing of new business.

The operating expenses of the Company were $17.10 million for the year ended December 31, 2000, as compared to $17.03 million for the year ended December 31, 1999 and $14.85 million for the year ended December 31, 1998. The level of expenses for the year 1999 was affected by expenses incurred in connection with the data processing Year 2000 compliance. The level of expenses in the year 2000 was affected by costs associated with the Company's move to River Place Pointe and the increased amount of rent paid by the Company at its new offices.

The Company did not incur any interest expense in either the year ended December 31, 2000 or 1999. For the year ended December 31, 1998, the Company incurred $659,000 in interest expense related to the final portion of outside debt, which was completely paid off by the Company in 1998.

The provision for federal income taxes was $7.02 million in 2000 as compared to $5.97 million in 1999 and $6.47 million in 1998. The decrease in the year 1999 was due to the tax deduction attributable to the donation of the Standard Life Building. Prior to December, 1999, Investors-NA owned an office building, located at 206 West Pearl Street, Jackson, Mississippi, which was the former headquarters of Standard Life Insurance Company the ("Standard Life Building"). On December 29, 1999, Investors-NA donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors-NA and Financial Industries Corporation ("FIC") sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000.00, which has been allocated according to the respective ownership interests of Investors-NA (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. Investors-NA claimed an income tax deduction on tax return filed in 2000 in an amount of $864,231. The donation and sale transaction referenced above resulted in a net gain (GAAP basis) of $992,000 for ILCO and $409,000 for FIC (or a combined total of $1.401 million).

During 2000, the lapse rate with respect to universal life insurance policies decreased from the lapse rate experienced in 1999. The rate in 2000 was 5.84 %, as compared to 6.30 % in 1999. The lapse rate with respect to traditional (non-universal) life insurance policies also decreased from the levels experienced in 1999. The rate in 2000 was 6.45% compared to 8.15% in 1999. The lapse rates experienced during the 2000 period were within the ranges anticipated by management.

          Results of Operations - Three Months Ended December 31, 2000
             as compared to the Three Months Ended December 31, 1999

For the three-month period ended December 31, 2000, ILCO's net income was $2,474,000 (basic and diluted earnings of $0.30 per common share) on revenues of $25,456,000 as compared to $4,042,000 (basic earnings and diluted earnings of $0.46 per common share) on revenues of $25,943,000 in the last three months of 1999. The decrease in net income was primarily attributable to a $1.6 million increase in death benefits in the fourth quarter of 2000 from the fourth quarter of 1999. Additionally, the Standard Life Building was donated during the fourth quarter of 1999 and the corresponding tax deduction increased the net income for that quarter. Earnings per share are stated in accordance with the requirements of Financial Accounting Standard (FAS) No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

                         Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. Historically, our principal cash flow sources have been from periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with our various life insurance and annuity products. Our product liabilities include the payment of benefits under life insurance and annuity products, as well as the payment of policy surrenders, withdrawals and policy loans.

ILCO is an insurance holding company. The principal assets of ILCO consist of the outstanding capital stock of Investors-NA and its subsidiary, Investors-IN. Prior to June 30, 2000, ILCO's principal source of liquidity consisted of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of June 30, 2000, the outstanding principal balance of the Surplus Debentures was completely paid off. For periods subsequent to June 30, 2000, ILCO's available source of liquidity is dividends paid to it from its subsidiaries. Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Investors-NA to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, its domiciliary state. The Washington insurance law limits how and when Investors-NA can pay shareholder dividends by including the "greater of" standard for payment of dividends to shareholders, and requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of December 31, 2000, Investors-NA had earned surplus of $69.1 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $23.8 million at December 31, 2000.

ILCO's cash and cash equivalents at December 31, 2000 was $9.07 million as compared to $3.36 million at December 31, 1999 and $12.21 million at December 31, 1998. The $5.7 million increase in cash and cash equivalents at December 31, 2000 from 1999 was due primarily to a large decrease in cash used in operating activities. The decrease in cash and cash equivalents from 1998 to 1999 was primarily attributable to a decrease of cash flow provided by investing activities due to an increase in investments purchased and a decrease in the value of short-term investments attributable to interest rate fluctuations during 1999.
                                      -27-

ILCO's net cash flow used in operating activities was $(1.91) million for the year ended December 31, 2000, as compared to $(20.89) million for the year ended December 31, 1999 and $(17.33) million for the year ended December 31, 1998. The $19.0 million increase in cash flow from 1999 to 2000 was primarily attributable to a $4.6 million decrease in agent advances and other receivables, a $5.8 million decrease in policy liabilities and contractholder deposit funds due to fewer surrenders of policies, and a $13.9 million increase in deferred federal income taxes due primarily to the gain on the Company's bond portfolio.

The net cash used in financing activities was $(6.66) million for the year ended December 31, 2000, as compared to $(.026) million for the year ended December 31, 1999 and $(10.78) million for the year ended December 31, 1998. The cash used in financing activities for the year 2000 was attributable to ILCO's stock repurchase plan. In 1999, the Board of Directors of ILCO adopted a stock repurchase plan, under which ILCO is authorized to repurchase up to 5% of its outstanding common stock at times deemed appropriate by management. On June 29, 1999, the Company issued a press release describing the plan, and a Form 8-K was been filed with the SEC on June 30, 1999. The plan was subsequently amended to allow ILCO to repurchase up to 10% of its outstanding common stock. In authorizing the repurchases, the Board of Directors intended that the plan will enhance the value of ILCO's common stock and to manage its capital. Cash used in financing activities for the year 1998 was attributable to the final payment on the Senior Loan.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business.

Investments.

As of December 31, 2000, the book value of the Company's investment assets totaled $660.0 million, as compared to $678.8 as of December 31, 1999. Total assets as of December 31, 2000, which were $1.31 billion decreased slightly from the level as of December 31, 1999, which was $1.32 billion. The decrease in investment assets was primarily attributable to a decrease in short-term investments. The level of short- term investments at the end of 2000 was $129.8 million, as compared to $191.7 million at the end of 1999. This decrease was primarily attributable to a reallocation of investments from short-term, fixed income bonds to long-term bonds and the Company's real estate investment in River Place Pointe.

The fixed maturities available for sale portion of invested assets at December 31, 2000 was $440.75 million. The amortized cost of the fixed maturities available for sale segment as of December 31, 2000 was $437 million, representing a net unrealized gain of $3.75 million. This unrealized gain principally reflects changes in interest rates from the date the respective investments were purchased. At December 31, 1999, the fixed maturities available for sale portion of invested assets was $404.2 million and the amortized cost was $411.5 million, representing a net unrealized loss of $7.3 million. The overall increase from 1999 to 2000 was attributable to additional purchases of fixed maturities available for sale as well as more favorable interest rates for these investments in 2000. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities.

Invested real estate and other invested assets increased from $21.1 million at December 31, 1999 to $33.0 million as of December 31, 2000. This increase is related primarily to the ongoing development by Investors-NA of River Place Pointe.

The liquidity of our insurance operations is also related to the overall quality of our investments. The assets held by ILCO's life insurance subsidiaries must comply with applicable state insurance laws and regulations. In selecting investments for the portfolios of its life insurance subsidiaries, the Company's emphasis is to obtain targeted profit margins, while minimizing the exposure to changing interest rates. This objective is implemented by selecting primarily short- to medium-term, investment grade fixed income securities. In making such portfolio selections, the Company generally does not select new investments which are commonly referred to as "high yield" or "non-investment grade."

The Company's fixed maturities portfolio (including short-term investments), as of December 31, 2000, included a non-material amount (0.7 % of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. For the year ended December 31, 1999, the comparable percentage was 0.1%. The increase from 0.1% in 1999 to 0.7% in 2000 was attributable to mortgage bonds which the Company's insurance subsidiaries own in California utilities, which were downgraded to a "5" (lower quality) rating by the NAIC as of December, 2000. Inv-NA owns mortgage bonds in Pacific Gas & Electric which were purchased for $1.031 million and had a market value as of December 31, 2000 of $720,000, and owns bonds in Southern California Edison which were purchased for $1.96 million and had a market value as of December 31, 2000 of $1.48 million. Inv-IN also owns bonds in Southern California Edison which were purchased for $488,085 and had a market value as of December 31, 2000 of $370,000.

The consolidated balance sheets of the Company as of December 31, 2000 include $35.3 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly- owned subsidiary of FIC (ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above.

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

                                Subsequent Events

Agreement and Plan of Merger.

On January 17, 2000, ILCO entered into an Agreement and Plan of Merger (the "Agreement") with FIC and ILCO Acquisition Company ("ILCO Acquisition"), a Texas corporation and wholly-owned subsidiary of FIC. In general, the Agreement provides that, following the approval of the Agreement by the shareholders of ILCO and the approval of the issuance of shares of FIC common stock and amendment to FIC's articles of incorporation by the shareholders of FIC and the satisfaction or waiver of the other conditions to the merger: (1) ILCO Acquisition will merge with and into ILCO; and (2) ILCO Acquisition will cease to exist and ILCO will continue as the surviving corporation and as a wholly-owned subsidiary of FIC following the merger.

Upon the consummation of the merger: (1) each share of ILCO common stock issued and outstanding immediately prior to the merger, other than shares of ILCO common stock held as treasury shares by ILCO (but excluding shares of ILCO common stock held by any of ILCO's subsidiaries, whether or not treated as treasury shares of ILCO on a consolidated basis under generally accepted accounting principles) or shares of ILCO common stock held by FIC, will be converted into the right to receive 1.1 shares of FIC common stock. However, in the event of any change in FIC common stock and/or ILCO common stock prior to the merger, such as a stock split, stock dividend, subdivision, reclassification, recapitalization, combination, exchange of shares or the like, the number and class of shares of FIC common stock to be issued and delivered in the merger in exchange for each outstanding share of ILCO common stock will be adjusted so as to maintain the relative proportionate interests of the holders of ILCO common stock and FIC common stock; (2) each share of ILCO common stock, series A preferred stock and series B preferred stock of ILCO, in each case which is held as treasury shares by ILCO prior to the merger (excluding shares of ILCO common stock held by any of ILCO's subsidiaries, whether or not treated as treasury shares of ILCO on a consolidated basis under generally accepted accounting principles), and each share of ILCO common stock which is held by FIC (excluding any shares of ILCO common stock owned by any of FIC's subsidiaries) prior to the merger, will be cancelled and retired; (3) each share of common stock of ILCO Acquisition issued and outstanding immediately prior to the merger will be converted into one share of common stock of ILCO and such shares will represent all of the issued and outstanding capital stock of ILCO following the merger; and (4) shares of FIC common stock outstanding immediately prior to the merger (including shares of FIC common stock held by any subsidiary of FIC or ILCO) will remain outstanding and will be unaffected by the merger. No fractional shares of FIC common stock will be issued in the merger. A holder of ILCO common stock who would otherwise be entitled to receive fractional shares
                                      -31-
of FIC common stock as a result of the merger will receive, in lieu of fractional shares, cash in an amount equal to the average closing price per share of FIC common stock for the 30 trading days immediately prior to the merger multiplied by the fraction to which the holder would otherwise be entitled. FIC will make available to First Union National Bank, as exchange agent, from time to time sufficient cash amounts to satisfy payment for fractional shares and First Union will distribute such proceeds, without interest, to the holders of the fractional interests.

The consummation of the merger remains subject to regulatory approval, as well as to the various conditions precedent set forth in the Agreement, including the approval of certain matters by the shareholders of FIC and ILCO. For a more detailed description of the Agreement, see the complete copy of the Agreement, attached as an annex to the S-4 filed by FIC with the Securities and Exchange Commission on February 1, 2001, as amended by the S-4/A filed on March 13, 2001.

Unsolicited Verbal Inquiries Concerning Possible Purchase of Post-Merger Company

On March 8, 2001, FIC announced that it has received unsolicited verbal indications of interest from a few companies that may be interested in acquiring FIC after completion of the merger with ILCO. The press release did not state any price ranges or other material terms. In conjunction with such indications of interest, FIC has retained Philo Smith Capital Corporation as its financial advisor to explore the possibility of a post-merger sale of FIC with these companies and to further solicit indications of interest from other companies that may have similar interests. No formal indications of interest have been received by FIC to date and FIC has not determined to sell the post-merger company.

Litigation Relating to the Merger

On the day that ILCO publicly announced the formation of a special committee to evaluate a potential merger with FIC, two class action lawsuits were filed against ILCO, FIC and the officers and directors of ILCO. The actions allege that a cash consideration in the proposed merger is unfair to the shareholders of ILCO, that it would prevent the ILCO shareholders from realizing the true value of ILCO, and that FIC and the named officers and directors had material conflicts of interest in approving the transaction.

In their initial pleadings, the plaintiffs sought certification of the cases as class actions and the named plaintiffs as class representatives, and among other relief, requested that the merger be enjoined (or, if consummated, rescinded and set aside) and that the defendants account to the class members for their damages.

As of March 16, 2001, the plaintiffs have not taken any further action with respect to the litigation. The defendants believe that the lawsuits are without merit and intend to vigorously contest the lawsuits. Management is unable to determine the impact, if any, that the lawsuits will have on the results of operations of ILCO.

Dividend

In March, 2001, ILCO announced that its board of directors approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend is payable on April 12, 2001, to record holders as of the close of business on March 19, 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General. ILCO's principal assets are financial instruments, which are subject to market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, principally interest rates on fixed rate investments. For a discussion of the Company's investment portfolio and the management of that portfolio to reflect the nature of the underlying insurance obligations of the Company's insurance subsidiaries, please refer to the section entitled "Investment of Assets" in Item 1 of this report and the information set forth in
Item 7, "Management's Discussion and Analysis of Financial Condition and Operations - Liquidity and Capital Resources - Investments."

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

The primary market risk to the Company's investment portfolio is interest rate risk. Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates.

Interest Rate Risk . The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $21.1 million at December 31, 2000 and $23.3 million at December 31, 1999. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and (iii) notes receivable from affiliates. The market value of such assets was $606.0 million at December 31, 2000 and $639.5 million at December 31, 1999.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $223.4 million at December 31, 2000 and $208 million at December 31, 1999. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $11.1 million at December 31, 2000 and $12.0 million at December 31, 1999.

Separate account assets have not been included, since gains and losses on those assets generally accrue to the policyholders.

The Company does not use derivative financial instruments to manage our exposure to fluctuations in interest rates.


Item 8. Financial Statements and Supplementary Data

The following Financial Statements of ILCO and its consolidated subsidiaries have been filed as part of this report:

1. Report of PricewaterhouseCoopers LLP, Independent Accountants, dated April 2, 2001.

2. Consolidated Balance Sheets, as of December 31, 2000 and December 31, 1999.

3. Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

6. Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No independent accountant who audited the Registrant's financial statements has resigned or been dismissed during the two most recent fiscal years.

                                    PART III


Item 10.  Directors and Executive Officers of Registrant

(a) Identification of Directors

Set forth below are the names and ages of the current directors of the Registrant, the positions and offices with the Registrant held by each such person, the period which each such person has served as a director of the Registrant, and other data regarding each director. All of the directors other than M. Scott Mitte, were elected at the 2000 annual shareholders meeting. Scott Mitte was appointed as a director in October, 2000, to fill a vacancy created by the resignation of Charles K. Chacosky in October, 2000. The data supplied below is based on information provided by the directors, except to the extent that such data is known to the Registrant.


                            Director
Name              Age       Since   Principal Occupation and Other Information

Robert A. Bender   47       1997   Director of ILCO since October, 1997.  Vice
                                   President Family Life Insurance Company
                                   since January, 1997. Vice President of
                                   Investors Life Insurance Company of North
                                   America since January, 1997. Vice President of Investors-IN since January, 1997.
                                   Assistant Vice President of Investors Life
                                   Insurance Company of North America from
                                   February, 1994 to January, 1997. Assistant
                                   Vice President of Investors-Indiana from
                                   February, 1994 to January, 1997.  Assistant
                                   Vice President of Investors-IN from February,
                                   1994 to January, 1997.  Assistant Vice
                                   President of Family Life Insurance Company from February, 1994 to January, 1997.

Jeffrey H. Demgen   48      1995   Director of FIC since May, 1995.  Vice
                                   President of FIC since August, 1996.
                                   Director and Vice President of ILCO since
                                   August, 1996.  Executive Vice President and
                                   Director of Family Life Insurance Company since August, 1996. Senior Vice President and Director of Family Life Insurance Company from October, 1992 to August, 1996.
                                   Executive Vice President and Director of
                                   Investors-NA and Investors-IN since August,
                                   1996. Senior Vice President and Director of
                                   Investors Life Insurance Company of North
                                   America from October, 1992 to June, 1995.
                                   Senior Vice President of Investors-IN,
                                   formerly known as InterContinental Life
                                   Insurance Company from October, 1992 to June,
                                   1995. Executive Vice President and Director of Investors-Indiana from August, 1996 to December, 1997.


Theodore A. Fleron  61      1991   Vice President and Director of ILCO since
                                   May, 1991. Assistant Secretary of ILCO since
                                   June, 1990.  Vice President and Director of
                                   FIC since August, 1996. Senior Vice
                                   President, General Counsel, Assistant
                                   Secretary and Director of Investors-NA and Investors-IN since July, 1992. General
                                   Counsel, Assistant Secretary and Director of
                                   Investors-NA and Investors-IN from January,
                                   1989 to July, 1992.  Senior Vice President,
                                   General Counsel, Director and Assistant
                                   Secretary of Investors-Indiana from June,
                                   1995 to December, 1997. Senior Vice
                                   President, General Counsel, Director and
                                   Assistant Secretary of Family Life Insurance
                                   Company since August, 1996.

W. Lewis Gilcrease  69      1988   Director of ILCO since 1988.  Director of FIC
                                   from 1979 to July, 1991. Dentist practicing in San Marcos, Texas.

James M. Grace      57      1984   Vice President and Treasurer of ILCO since
                                   January, 1985.  Executive Vice President,
                                   Treasurer and Director of Investors-IN since
                                   1989. Vice President, Treasurer and Director of FIC since July, 1976. Executive Vice
                                   President and Treasurer of Investors-NA since
                                   1989. Executive Vice President, Treasurer and
                                   Director of Family Life Insurance Company since June, 1991. Director, Executive Vice
                                   President and Treasurer of Investors-Indiana from February, 1995 to December, 1997.

Richard A. Kosson   69      1981   Director of ILCO since 1981. Certified Public
                                   Accountant and a partner in the firm of
                                   Manheim, Kosson & Novick in Millburn,
                                   New Jersey.

M. Scott Mitte      44      2000   Director of FIC since October, 2000. Director
                                   of ILCO since October, 2000.  Executive
                                   Director and Vice-President of the Roy F.
                                   and Joann Cole Mitte Foundation since 1999.

Roy F. Mitte        69      1984   Chairman of the Board and Chief Executive
                                   Officer of ILCO and Investors-IN since
                                   January, 1985. President of ILCO since April,
                                   1985.  Chairman of the Board, President and
                                   Chief Executive Officer of FIC since 1976.
                                   Chairman of the Board, President and Chief
                                   Executive Officer of Investors -NA since
                                   December, 1988. Chairman of the Board,
                                   President and Chief Executive Officer of
                                   Family Life Insurance Company since June,
                                   1991.  Chairman of the Board, President and
                                   Chief Executive Officer of Investors-Indiana from February 1995 to December, 1997.
                                   Chairman, ILG Securities Corporation since
                                   December, 1988.

Elizabeth T. Nash   51      1998   Director of ILCO since 1998.   Member of the
                                   Board of Regents, Texas State University
                                   System from 1993 through 1999, Chairman from
                                   1997 to 1998, Vice-Chairman from 1996 to
                                   1997.  Board member of the Development
                                   Foundation of Southwest Texas State
                                   University since 1987, Chairman from 1992 to 1997, Vice-Chairman from 1989 to 1992.

Eugene E. Payne     58      1989   Director of ILCO since December, 1988.
                                   Chairman of the Department of Management at Southwest Texas State University in San
                                   Marcos, Texas, from 2000 to present. Vice
                                   President of ILCO from December, 1988 through
                                   July, 2000 and Secretary from May, 1989
                                   through July, 2000.  Vice President and
                                   Director of FIC from February, 1992 through
                                   July, 2000.  Executive Vice President,
                                   Secretary and Director of Investors Life
                                   Insurance Company of North America since
                                   December, 1988. Executive Vice President since December 1988 and Director since May,
                                   1989 of Investors- IN, formerly known as InterContinental Life Insurance Company.
                                   Executive Vice President, Secretary and
                                   Director of Family Life Insurance Company since June, 1991. Director, Executive Vice
                                   President and Secretary of Investors-Indiana from February, 1995 to December, 1997.

Steven P. Schmitt   54      1994   Director of ILCO since 1994.  Director of FIC
                                   since October, 2000. Vice President of ILCO and FIC since October, 2000. Executive Vice
                                   President of Family Life Insurance Company since October, 2000. Executive Vice President of Investors-NA and Investors-IN since
                                   October, 2000. Senior Vice President of
                                   Investors-NA and Investors-IN from April,
                                   1992 through October, 2000 and Director and
                                   Assistant Secretary of Investors-NA and
                                   Investors-IN since August, 1989.  Senior Vice
                                   President of Family Life Insurance Company from April, 1992 through October, 2000 and
                                   Director of FLIC since June, 1991.


(b) Identification of Executive Officers

The following table sets forth the names and ages of the persons who have served as Registrant's Executive Officers during 2000 together with all positions and offices held by them with the Registrant. Officers are elected to serve at the will of the Board of Directors or until their successors have been elected and qualified.

Name                       Age              Positions and Offices

Roy F. Mitte               69               Chairman of the Board, President
                                            and Chief Executive Officer

James M. Grace             57               Vice President and Treasurer

Steven P. Schmitt          54               Vice President and Secretary

Jeffrey H. Demgen          48               Vice President

In May 1991, Roy F. Mitte suffered a stroke, resulting in partial paralysis affecting his speech and mobility. Mr. Mitte continues to make the requisite decisions in his capacity as Chief Executive Officer, although his ability to communicate and his mobility are impaired.

Steven P. Schmitt was appointed Vice President and Secretary of the Company in October, 2000, upon the resignation of Charles K. Chacosky.

(c) Identification of certain significant employees

    Not Applicable.

(d) Family relationships

    M. Scott Mitte is the son of Roy F. Mitte.

(e) Business experience

All of the executive officers of the Company are members of the Board of Directors and the business experience of each director has been outlined in Item 10(a).

(f) Involvement in certain legal proceedings

    Not Applicable

(g) Beneficial Ownership Reporting Compliance

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5s were required, the Company believes that during the period from January 1, 2000 through December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, other than with respect to (i) Mr. Michael Scott Mitte, who filed a Form 5 in February, 2001, to report his election as a director on October 13, 2000; (ii) Jefrey H. Demgen, who filed a Form 5 in February, 2001, to report his voluntary disposition in April, 2000, of 318 shares held in his account under the ILCO ESOP Plan; (iii) James M. Grace, who filed a Form 5 in February, 2001, to report his voluntary disposition, in April, 2000, of 1,302 shares held in his account under the ILCO ESOP Plan; (iv) Eugene E. Payne, who filed a Form 5 in February, 2001, to report his voluntary disposition in January, 2000, of 1,053 shares held in his account under the ILCO ESOP Plan, his exercise in October, 2000 of options to acquire 2,000 shares of the common stock of the Company pursuant to the provisions of the ILCO 1999 Stock Option Plan and the subsequent sale in October, 2000 of the shares so acquired upon exercise of the options; and (v) Steven P. Schmitt, who filed a Form 5 in February, 2001, to report his voluntary disposition in January, 2000 of 649 shares held in his account under the ILCO ESOP Plan and his voluntary disposition, in April, 2000, of 616 shares held in his account under the ILCO ESOP Plan.

Item 11. Executive Compensation

Composition of Board

The business of ILCO is managed under the direction of its board of directors. The board of directors currently consists of 11 directors, 3 of whom are independent directors.

Compensation Committee

The compensation committee of ILCO is chosen by the board of directors. The compensation committee makes recommendations to the Board of Directors with respect to the Chief Executive Officer's compensation. The compensation committee met once to determine Mr. Mitte's compensation for the year 2000. The members of the committee are: W. Lewis Gilcrease, Richard A. Kosson and Elizabeth T. Nash.

Compensation Committee Interlocks and Insider Participation

Roy F. Mitte determines the compensation of all executive officers of the Company, other than the Chief Executive Officer. Mr. Mitte is the Chairman of the Board, President and Chief Executive Officer of the Company and FIC. He also determines the compensation of all executive officers of FIC, other than the Chief Executive Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the three other persons who were serving as executive officers of the Company at the end of 2000 for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998.




                         Annual Compensation                                             Long Term Compensation


Name and                                                      Other Annual       Stock Options            All Other
Principal Position    Year       Salary(1)       Bonus         Compensation        (Shares)(4)            Long Term
                                                                (2, 3)                                   Compensation (5)
Roy F. Mitte,
Chairman,
President and         2000      $356,679      $ 1,535,000             $0-                -0-             $       -0-
Chief Executive       1999       356,679        1,535,000             -0-            10,000                      -0-
Officer               1998       356,679        1,535,000             -0-                -0-                     -0-

James M. Grace,       2000       195,000           25,000             -0-                -0-                  6,337
Vice President        1999       195,000           20,000        191,215             10,000                   1,600
and Treasurer         1998       195,000           25,000        227,040                 -0-                  1,350

Steven P.Schmitt,     2000(6)    108,846           16,000             -0-                -0-                  2,004
Vice President
and Secretary

Jeffrey Demgen,       2000       160,000           20,000             -0-                 0-                  2,021
Vice President        1999       150,000           20,000             -0-            10,000                   1,600
                      1998       145,384           15,000             -0-                -0-                  1,615


(1) The executive officers of the Company have also been executive officers of the Company's insurance subsidiaries and FIC and FIC's insurance subsidiary, Family Life. FIC and/or Family Life reimbursed the Company (or, in the case of Mr. Mitte, authorized payment of) the following amounts as FIC's or Family Life's share of these executive officers' cash compensation and bonus for 1998, 1999 and 2000: (i) Mr. Mitte: $1,111,821, $1,111,821 and $1,111,821
respectively, which amounts are not included in the above table; (ii) Mr. Grace:
$64,152, $62,694, and $64,152, respectively, which amounts are included in the above table; (iii) Mr. Demgen: $72,173, $76,500, and $81,000 respectively, which amounts are included in the above table; and (iv) for the year 2000 only, $38,888 for Mr. Schmitt, which amount is included in the above table.

(2) Does not include the value of perquisites and other personal benefits because the aggregate amount of any such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named individual.

(3) Includes the value realized by Mr. Grace in connection with the exercise of stock options. In 1999, Mr. Grace exercised options to purchase 24,000 shares of the Company's common stock under the Non-Qualified Option Plan. See "Aggregated Option Exercises in 1999 and 2000" below.

(4) The data in this column represents the number of shares available for exercise under options granted in 1999 under the 1999 ILCO Non-Qualified Stock Option Plan. See also, "Option Grants in 1999", below.

(5) All Other Compensation includes:

     (i) Company contributions to the InterContinental Life Corporation Employees Savings and Investment Plan. The amount of each such contribution for the years 1998, 1999, and 2000 respectively, was as follows: (a) Mr. Grace:$1,350, $1,600, and $2,021 respectively, (b) Mr. Demgen:$1,615, $
     1,600, and $2,021 respectively, and (c) for Mr. Schmitt: $2,004 in the year 2000 only.

     (ii) amounts paid by the Company to Mr. Grace to supplement his benefits under the Company's Pension Plan. The Pension Plan supplement relates to each of the past service years for Mr. Grace which were affected by the limitation on compensation which the Pension Plan may take into account for benefit accrual purposes. Under federal pension rules, an employee's benefit under a qualified pension plan, such as the ILCO Pension Plan, is limited to certain maximum amounts. The amount of the payment made in 1998 was determined by comparing the accrued benefit for Mr. Grace under the ILCO Pension Plan through December 31, 1997 to the accrued benefit which he would have had under the Plan's benefit formula without application of the limitations applicable to tax qualified retirement plans. The value of the difference, representing an amount payable for life commencing at normal retirement age, was then commuted to its present value, which amount is included in this column. Mr. Grace elected to defer his amounts into the Company's Non-Qualified Deferred Compensation Plan. In 1999, the actuarial consulting firm which provides the Company with the calculations of the amounts of the supplements advised the Company that certain errors had been made with respect to prior years. As a result, the Company adjusted the amount of the supplement for Mr. Grace. The adjustment resulted in a credit to the Company in the amount of $6,574. This amount was deducted from the Non-Qualified Deferred Compensation Plan maintained by the Company for Mr. Grace. For the year 2000, the Company contribution to the Non-Qualified Deferred Compensation Plan for Mr. Grace to supplement his benefits under the Company's Pension Plan was $4,316. The Company intends to make a similar payment with respect to benefit accruals for subsequent years; however, there is no obligation for it to do so.

(6) Steven P. Schmitt was appointed as an executive officer in the year 2000, thus only his compensation for the year 2000 is disclosed.

Option Grants in 1999

The following table sets forth certain information regarding stock options granted during calendar year 1999 to the persons named in the Summary Compensation Table, above. The options were granted under the InterContinental Life Corporation 1999 Stock Option Plan. The plan was approved at the Annual Meeting of
                                      -42-

Stockholders held on May 18, 1999. During 1999, options to purchase 10,000 shares of the common stock of the Company were granted to each of 46 employees of the Company, its subsidiaries and affiliates, for a total of 460,000 options. As of December 31, 2000, options to purchase a total of 88,000 shares had terminated as a result of employee turnover and 70,000 additional options were granted during the year ended December 31, 2000 to employees of the Company, its subsidiaries and affiliates.

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



                                % of Total                                          Potential Realizable
                                  Options                                            Value at Assumed
                                Granted to                                          Annual Rates of Stock
                 Options         Employees      Exercise        Expiration        Price Appreciation for
Name            Granted (1)     During 1999       Price             Date              Option Term (2)

                                                                                       5%             10%

Roy F. Mitte     10,000           2.27%            $9.00           5/18/05         $14,434          $30,880
James M.
Grace            10,000           2.27%             9.00           5/18/05          14,434           30,880
Steven P.
Schmitt          10,000           2.27%             9.00           5/18/05          14,434           30,880
Jeffrey H.
Demgen           10,000           2.27%             9.00           5/18/05          14,434           30,880


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

Aggregated Option Exercises in 1999 and 2000

The following table sets forth information concerning each exercise of stock options during 1999 by each of the individuals who were executive officers of the Company as of December 31, 2000.


                              Shares
                             Acquired                   Value
Name                        On Exercise (#)(1)         Realized ($)

James M. Grace                24,000                   $191,215

Steven P. Schmitt(2)

(1) The number of shares acquired upon exercise of options reflects the stock dividend which was paid on March 17, 1999.

(2) Steven P. Schmitt was appointed as an executive officer in the year 2000 and did not exercise any stock options during the year ended December 31, 2000.

No additional options were exercised by executive officers of the Company under the InterContinental Life Corporation 1999 Stock Option Plan during the year 2000.

Aggregated Stock Option Values

The following table sets forth information with respect to the unexercised options held by the executive officers of the Company. The value of unexercised in-the-money stock options at December 31, 2000 shown below are presented in accordance with SEC rules. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the common stock of the Company relative to the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money stock options reflected in the following table will be realized.



                         Number of Unexercised                  Value of Unexercised
                              Options Held at                  In-the-Money Options at
                            December 31, 2000                    December 31, 20001
                      Exercisable      Unexercisable        Exercisable      Unexercisable


Roy F. Mitte            2,000            8,000                $1,000           $4,000

Jeffrey H. Demgen       2,000            8,000                 1,000            4,000

James M. Grace          2,000            8,000                 1,000            4,000

Steven P. Schmitt       2,000            8,000                 1,000            4,000



(1)Based on the closing price of the Company's common stock on NASDAQ on December 31, 2000 ($9.50).

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

The normal retirement benefit provided under the Pension Plan is equal to 1.57% of final average eligible earnings less 0.65% of the participant's Social
Security covered compensation multiplied by the number of years of credited service (up to 30 years). The compensation used in determining benefits under the Pension Plan is the highest average earnings received in any five consecutive full-calendar years during the last ten full- calendar years before the participant's retirement date. The maximum amount of annual salary and bonus that can be used in determining benefits under the Pension Plan is $200,000 for any year prior to 1994 and is $150,000 for 1994, 1995, and 1996 and is $160,000
for 1997 and each subsequent year.

The annual eligible earnings, for 2000 only, covered by the Pension Plan (salary up to $160,000) with respect to the individuals reported in the Summary Compensation Table were as follows, with their respective years of credited service under the Pension Plan at December 31, 2000 being shown in parentheses:
Mr. Mitte, $160,000 (13 years), Mr. Grace, $160,000 (13 years), Mr. Demgen, $160,000 (8 years), and Mr. Schmitt, $108,846 (29 years).

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

Employment Agreements and Change In Control Arrangements

From 1991 to January, 2001, James Grace had an employment agreement with ILCO, which would become effective upon the occurrence of certain events related to
(i) the retirement or date of death or disability of Roy F. Mitte or (ii) the date that any person who is not currently a control person with respect to the Company acquired, or entered into an agreement to acquire, control of the Company, directly or indirectly. This agreement provided that Mr. Grace would be entitled to perform all of the duties of the position or positions held by him with the Company and all subsidiaries of the Company on the date immediately preceding the commencement date of the agreement and he would be entitled to an annual rate of compensation which is not less than the annual rate of compensation in effect as of the date immediately preceding the commencement date of the agreement.

This agreement was superseded by an employment agreement between ILCO and Mr. Grace which became effective on January 8, 2001. The new agreement provides for the employment of Mr. Grace through August 12, 2005 at a salary of $195,000 per year. Mr. Grace shall perform the duties he performed at the time of the effective date of the agreement, or other similar duties as may be assigned from time to time. The agreement may be terminated by the Company only in limited circumstances. In the event of a change of control of the Company, the remaining amounts payable under this agreement shall become immediately due and payable in one lump sum and the agreement shall terminate.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table presents information as of March 6, 2001 as to all persons who, to the knowledge of the Company, were beneficial owners of five (5%) percent or more of the Common Stock of the Company.


                                 Amount and Nature
Name and Address               of Beneficial Ownership         Percent of Class(7)

Financial Industries Corp.
6500 River Place Blvd.
Austin, TX 78730                     3,932,692 (1)                      48.3 %

Roy F. and Joann Cole Mitte
Foundation
6500 River Place Blvd.
Austin, Texas  78730                 3,932,692 (1, 2)                   48.3%

Roy F. Mitte
6500 River Place Blvd.
Austin, TX 78730                     3,998,983 (3, 4)                   49.1 %

Investors Life Insurance
Company of North America
6500 River Place Blvd.
Austin, TX 78730                       669,920 (5)                       8.2 %

Investors Life Insurance
Company of Indiana
6500 River Place Blvd.
Austin, TX 78730                       563,120 (6)                       6.9 %

Fidelity Management &
Research Company
82 Devonshire Street
Boston, MA 02109                       878,200 (8)                      10.8 %

Wellington Management
Company, LLP
75 State Street
Boston, MA 02109                       425,000 (9)                       5.2 %



1. Includes 3,590,292 shares owned by Financial Industries Corporation and 342,400 shares owned by Family Life Insurance Company, a wholly-owned subsidiary of FIC.

2. The Roy F. and Joann Cole Mitte Foundation owns 1,552,206 common shares of Financial Industries Corporation ("FIC"). The holdings by the Foundation of FIC's common stock constitutes 30.71 % of the outstanding common stock of that company. The Roy F. and Joann Cole Mitte Foundation is a non-profit corporation/membership organization and its two members are Roy F. Mitte and Joann

Cole Mitte. The Internal Revenue Service has determined that the Foundation is exempt from federal income tax under section 501(a) of the Internal Revenue Code (the "Code") as an organization described in section 501(c)(3) of the Code.

3. Mr. Mitte is President, Director and a Member of the Roy F. and Joann Cole Mitte Foundation. In addition, Mr. Mitte holds the positions of Chairman, President and Chief Executive Officer of both ILCO and FIC. For purposes of this table, Mr. Mitte's personal holdings in the Company have been combined with the holdings of FIC in determining the amount and percentage of Mr. Mitte's beneficial ownership of the Company.

4. Includes 32,091 shares allocated to Mr. Mitte's account under the Employees Stock Ownership Plan, 32,200 shares owned directly by Mr. Mitte and 2,000 shares which may be acquired pursuant to options which are exercisable within 60 days.

5. Represents 563,120 shares owned by Investors-IN and 106,800 shares owned directly by Investors- NA. Investors-IN is a life insurance company subsidiary of Investors-NA.

6. All are directly owned by Investors-IN.

7. Assumes that outstanding stock options available to other persons have not been exercised.

8. As reported to the Company on a Schedule 13(G), as amended, filed by FMR Corporation, the parent company of Fidelity Management & Research Company ("Fidelity"). According to the Schedule 13(G) filings, Fidelity acts as investment advisor to the Fidelity Low-Priced Stock Fund, a registered investment company, and the Fund is the owner of 878,200 shares of ILCO common stock.

9. As reported on a Schedule 13(G) filed by Wellington Management Company, LLP ("WMC") on February 14, 2001. According to the Schedule 13(G) filing, WMC acts as investment advisor to certain clients of WMC and such clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. The filing further states that no such client is known to have such right or power with respect to more than five percent of the common stock of the Company.

The following table contains information as of March 6, 2001 as to the common stock of the Company beneficially owned by each director and executive officer and by all executive officers and directors of the Company as a group. The information contained in the table has been obtained by the Company from each director and executive officer except for information known to the Company. Except as indicated in the notes to the table, each beneficial owner has sole voting power and sole investment power as to the shares listed opposite his name.

                             Amount and Nature of                 Percent of
Name                         Beneficial Ownership (2, 3)             Class

Robert A. Bender                4,739                                  *

Jeffrey H. Demgen              10,433                                  *

Theodore A. Fleron             21,240                                  *

W. Lewis Gilcrease                 -0-

James M. Grace                 99,924                              1.2 %

Richard A. Kosson                 200                                  *

Roy F. Mitte (1)            3,998,983                              49.1%

Michael Scott Mitte                30                                  *

Elizabeth T. Nash                 200                                  *

Eugene E. Payne                20,822                                  *

Steven P. Schmitt              14,375                                  *

All Executive
Officers and
Directors as a
group, all of
whom are listed
above                       4,170,946                            51.2 %

* Less than 1%

(1) As an executive officer and director of FIC, which as of March 6, 2001 beneficially owned 3,932,692 shares of the Company's common stock .

(2) Includes shares beneficially acquired through participation in the Company's Employees Stock Ownership Plan, 401K Plan and/or the Employee Stock Purchase Plan, which are group plans for eligible employees.

(3) Include shares issuable upon exercise of options granted under the 1999 Non-Qualified Stock Option Plan to executive officers and directors who are also employees of the Company or its subsidiaries, to the extent that such options are exercisable within 60 days of March 6, 2001.

Item 13.  Certain Relationships and Related Transactions with Management

1. As part of the financing arrangement for the acquisition of Family Life Insurance Company, Family Life Corporation ("FLC"), a subsidiary of FIC, entered into a Senior Loan agreement under which $50 million was provided by a group of banks. The balance of the financing consisted of a $30 million subordinated note issued by FLC to Merrill Lynch Insurance Group, Ins. ("Merrill Lynch") and $14 million borrowed by another subsidiary of FIC from an affiliate of Merrill Lynch and evidenced by a senior subordinated note in the principal amount of $12 million and a junior subordinated note in the principal amount of $2 million and $25 million lent by two insurance company subsidiaries of ILCO. The latter amount was represented by a $22.5 million loan from Investors-NA to FLC and a $2.5 million loan provided directly to FIC by Investors-CA. In addition to the interest provided under those loans, Investors-NA and Investors-CA were granted by FIC non-transferable options to purchase, in the amounts proportionate to their respective loans, up to a total of 9.9 percent of shares of FIC's common stock at a price of $10.50 per share ($2.10 per share as adjusted for the five-for-one stock split in November, 1996), equivalent to the then current market price, subject to adjustment to prevent dilution. The original provisions of the options provided for their expiration on June 12, 1998 if not previously exercised. In connection with the 1996 amendments to the subordinated notes, as described below, the expiration date of the options were extended to September 12, 2006.

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

2. The data processing needs of ILCO's and FIC's insurance subsidiaries are provided by FIC Computer Services, Inc. ("FIC Computer"), a subsidiary of FIC. Under the provisions of the data processing agreement, FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. The Company's insurance subsidiaries paid $2,427,000 million and Family Life paid $1,758,000 million to FIC Computer for data processing services provided during the year ended December 31, 2000.

3. In 1995, Investors-NA entered into a reinsurance agreement with Family Life pertaining to universal life insurance written by Family Life. The reinsurance agreement is on a co-insurance basis and applies to all covered business with effective dates on and after January 1, 1995. The agreement applies to only that portion of the face amount of the policy which is less than $200,000; face amounts of $200,000 or more are reinsured by Family Life with a third party reinsurer.

4. In 1996, Investors-NA entered into a reinsurance agreement with Family Life, pertaining to annuity contracts written by Family Life. The agreement applies to contracts written on or after January 1, 1996.

5. Roy F. Mitte serves as Chairman, President and Chief Executive Officer of both FIC and ILCO. James M. Grace serves as Vice President, Treasurer and Director of both companies. Steven P. Schmitt serves as Vice President, Secretary and Director of both companies. Messrs. Demgen and Fleron serve as Vice Presidents and Directors of both companies. Mr. Roy Mitte, through the Roy
F. and Joann Cole Mitte Foundation, holds beneficial ownership of 30.71% of the outstanding shares of FIC (see "Security Ownership of Certain Beneficial Owners and Management").

6. On January 8, 2001, the Compensation Committee of the Company recommended that the Company make a donation of $375,000 to the Roy F. and Joann Cole Mitte Foundation (the "Foundation"). At the Company's board meeting held on January 17, 2001, the Board of Directors approved the donation to the Foundation. The Foundation is a charitable entity exempt from federal income tax under section 501(a) of the Code as an organization described in section 501(c)(3) of the Code, and owns 30.71% of the outstanding shares of FIC's common stock. The sole members of the Foundation are Roy F. Mitte, Chairman, President and Chief Executive Officer of FIC, the Company and their insurance subsidiaries, and his wife, Joann Cole Mitte.

                                     Part IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      The following documents have been filed as part of this Report:

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

(b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

         /s/ Roy F. Mitte                           /s/ James M. Grace
         Roy F. Mitte, Director                     James M. Grace, Director

         /s/ Eugene E. Payne                        /s/ Jeffrey H. Demgen
        Eugene E. Payne, Director                   Jeffrey H. Demgen, Director

         /s/ Robert A. Bender                       /s/ Theodore A. Fleron
         Robert A. Bender, Director                 Theodore A. Fleron, Director

         /s/ W. Lewis Gilcrease                     /s/ Richard A. Kosson
         W. Lewis Gilcrease, Director               Richard A. Kosson, Director

         /s/ Elizabeth T. Nash                      /s/ M. Scott Mitte
         Elizabeth T. Nash, Director                M. Scott Mitte, Director

         /s/ Steven P. Schmitt
         Steven P. Schmitt, Director

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        FORM 10-K--ITEM 14 (a)(1) and (2)
                          LIST OF FINANCIAL STATEMENTS
                                TABLE OF CONTENTS



(1) The following consolidated financial statements of InterContinental Life Corporation and Subsidiaries are included in Item 8:

         Report of Independent Accountants..................................F-2

         Consolidated Balance Sheets,
         December 31, 2000 and 1999.........................................F-3

         Consolidated Statements of Income, for the
         years ended December 31, 2000, 1999 and 1998.......................F-5

         Consolidated Statements of Changes in Shareholders' Equity,
         for the years ended December 31, 2000, 1999 and 1998...............F-6

         Consolidated Statements of Cash Flows, for the years
         ended December 31, 2000, 1999 and 1998.............................F-9

         Notes to Consolidated Financial Statements................. .......F-12

(2) The following consolidated financial statement schedules of InterContinental Life Corporation and Subsidiaries are included:

         Schedule I - Summary of Investments Other
         Than Investments in Related Parties......................... ......F-44

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Shareholders of InterContinental Life Corporation


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page F-1 present fairly, in all material respects, the financial position of InterContinental Life Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14
(a) (1) on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Dallas, Texas
April 2, 2001

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)
                                  December 31,


                                                   2000                1999
ASSETS

Investments:
Fixed maturities held to maturity, at
 amortized cost (market value
 approximates $1,386 and $2,056)             $    1,386          $    2,088
Fixed maturities available for sale,
 at market value (amortized cost
 $436,997 and $411,532)                         440,749              404,217
Equity securities, at market value
 (cost approximates $338 and $338)                1,764                1,943
Policy loans                                     48,449               50,882
Mortgage loans                                    4,858                6,844
Invested real estate and other
 invested assets                                 32,969               21,145
Short-term investments                          129,807              191,695

       Total investments                        659,982              678,814

Cash and cash equivalents                         9,066                3,358
Notes receivable from affiliates                 35,349               41,497
Accrued investment income                         8,304                7,529
Accounts receivable and other receivables        24,340               24,230
Reinsurance receivables                          17,448               18,769
Real estate occupied by the Company              19,938                  -0-
Property and equipment, net                       5,005                4,416
Deferred policy acquisition costs                39,395               35,598
Present value of future profits of
 acquired business                               36,024               39,831
Other assets                                      7,866                9,304
Separate account assets                         444,898              457,853

       Total Assets                          $1,307,615          $ 1,321,199



               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                  (in thousands of dollars, except share data)

                                                            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  2000             1999

Liabilities:
Policy liabilities and contractholder
deposit funds:
Future policy benefits                       $     130,325       $   130,092
Contractholder deposit funds                       520,349           533,869
Unearned premiums                                    1,589             1,977
Other policy claims and benefits payable            10,801             9,893
                                                   663,064           675,831

Other policyholders' funds                           3,015             3,012
Deferred federal income taxes                       27,188            21,741
Other liabilities                                   10,045            14,635
Separate account liabilities                       440,127           454,289

    Total Liabilities                            1,143,439         1,169,508

Commitments and Contingencies
 (Note 6, 8, 11, 13 and 16)
Redeemable preferred stock:
Class A Preferred, $1 par value, 5,000,000
 shares authorized, issued                           5,000             5,000
Class B Preferred, $1 par value, 15,000,000
 shares authorized, issued                          15,000            15,000
                                                    20,000            20,000
Redeemable preferred stock held in treasury        (20,000)          (20,000)
                                                       -0-               -0-
Shareholders' Equity:
Common Stock, $.22 par value, 15,000,000 shares
 authorized; 10,859,478 and 10,855,478
 shares issued, and 8,129,385 and 8,827,941
 shares outstanding in 2000 and 1999,
 respectively                                        2,389             2,388
Additional paid-in capital                           4,561             4,526
Accumulated other comprehensive income (loss)        3,365            (3,712)
Retained earnings                                  163,998           151,932
                                                   174,313           155,134
Common treasury stock, at cost, 2,730,093
 and 2,027,537 shares in 2000 and 1999,
 respectively                                      (10,137)           (3,443)
Total Shareholders' Equity                         164,176           151,691
Total Liabilities and Shareholders'
 Equity                                      $   1,307,615       $ 1,321,199


The accompanying notes are an integral part of the consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)

                                            Year Ended December 31,
                                   2000            1999             1998

Revenues:

 Premium                       $  10,873     $    11,132         $    10,890
 Net investment income            50,893          49,913              54,619
 Earned insurance charges         38,500          40,447              41,067
 Gain on sale of real estate         -0-             112                 -0-
 Other                             3,490           2,601               2,886
                                 103,756         104,205             109,462
Benefits and expenses:
 Policyholder benefits and
  expenses                        32,460          32,001              38,367
 Interest expense on contract
  holders deposit funds           28,794          30,229              29,966
 Amortization of present
  value of future profits of
  acquired businesses              3,807           3,835               5,903
 Amortization of deferred
  policy acquisition costs         2,505           2,372               2,128
 Operating expenses               17,103          17,029              14,853
 Interest expense                    -0-             -0-                 659
                                  84,669          85,466              91,876

Income from operations            19,087          18,739              17,586
Provision for federal
 income taxes:
   Current                         5,385           5,955               6,899
   Deferred                        1,636              19                (432)
                                   7,021           5,974               6,467
Net income                     $  12,066     $    12,765         $    11,119

Net income per share (Note 14):
Basic:
 Weighted average common stock
  outstanding                      8,333           8,796               8,750
Basic earnings per share       $    1.45     $      1.45         $      1.27
Diluted:
Common stock and common stock
 equivalents                       8,343           8,800               8,924
Diluted earnings per share     $    1.45     $      1.45         $      1.25


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                        Additional
                                        Common Stock                     Paid-in
                                           Shares        Amount          Capital

Balance at December 31, 1997                5,344      $  1,176     $    4,253
Comprehensive Income:
 Net income
 Other comprehensive income:
Change in net unrealized appreciation
 of equity securities
Change in net unrealized gain on
 investments in fixed maturities
 available for sale
Total comprehensive income
Options exercised                              42             9            132
Balance at December 31, 1998                5,386         1,185          4,385
Comprehensive income:
  Net income
Other comprehensive income:
 Change in net unrealized appreciation
 of equity securities
Change in net unrealized gain on
 investments in fixed maturities
 available for sale
Total comprehensive income
Stock dividend paid                        5,405         1,189
Treasury stock purchased and reissued
Options exercised                             64            14             141
Balance at December 31, 1999              10,855         2,388           4,526
Comprehensive income:
 Net income
Other comprehensive income:
Change in net unrealized appreciation
 of equity securities
Change in net unrealized gain on
 investments in fixed maturities
 available for sale
Total comprehensive income
Treasury stock purchased and reissued
Options exercised                              4             1              35
Balance at December 31, 2000              10,859      $  2,389     $     4,561

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands of dollars)


                                     Accumulated Other Comprehensive Income

                                               Net Unrealized
                                  Net          Gain (Loss) on
                               Unrealized       Investments         Total
                               Appreciation      In Fixed        Accumulated
                              (Depreciation)     Maturities         Other
                                 of Equity       Available      Comprehensive
                               Securities        For Sale       Income (Loss)

Balance at December 31, 1997   $    2,946      $  11,457       $   14,403
 Comprehensive income:
   Net income
 Other comprehensive income:
   Change in net unrealized
    appreciation of equity
    securities                     (1,137)                         (1,137)
   Change in net unrealized
    gain on investments in
    fixed maturities available
    for sale                                      (1,695)          (1,695)
 Total comprehensive income        (1,137)        (1,695)          (2,832)
 Options exercised
Balance at December 31, 1998        1,809          9,762            11,571
 Comprehensive income:
   Net income
 Other comprehensive income:
   Change in net unrealized
    appreciation of equity
    securities                       (766)          (766)
   Change in net unrealized
    gain on investments in fixed
    maturities available for sale                (14,517)          (14,517)
 Total comprehensive income          (766)       (14,517)          (15,283)
Stock dividend paid
Treasury stock purchased
 Options exercised
Balance at December 31, 1999        1,043         (4,755)           (3,712)
Comprehensive income:
  Net income
Other comprehensive income:
 Change in net unrealized
  appreciation of equity
  securities                         (117)                            (117)
 Change in net unrealized loss
  on investments in fixed
  maturities available for sale                    7,194             7,194
 Total comprehensive income          (117)         7,194             7,077
 Treasury stock purchased and reissued
 Options exercised
Balance at December 31, 2000   $      926      $   2,439       $     3,365


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands of dollars)

                                                       Common           Total
                                   Retained           Treasury       Shareholders'
                                   Earnings            Stock            Equity

Balance at December 31, 1997      $   129,237     $    (3,307)    $     145,762
Comprehensive income:
Net income                             11,119                            11,119
Other comprehensive income:
Change in net unrealized
 appreciation of equity
 securities                                                              (1,137)
Change in net unrealized gain
 on investments in fixed
 maturities available for sale                                           (1,695)
Total comprehensive income             11,119                             8,287
Treasury stock purc hased                                  45                45
Options exercised                                                           141
Balance at December 31, 1998          140,356          (3,262)          154,235
Comprehensive income:
Net income                             12,765                            12,765
Other comprehensive income
Change in net unrealized
 appreciation of equity
 securities                                                                (766)
Change in net unrealized gain
 on investments in fixed
 maturities available or sale                                           (14,517)
Total comprehensive income             12,765                            (2,518)
Stock dividend paid                    (1,189)
Treasury stock purchased
 and reissued                                            (181)             (181)
Options exercised                                                           155
Balance at December 31, 1999          151,932          (3,443)          151,691
Comprehensive income:
Net income                             12,066                            12,066
Other comprehensive income:
Change in net unrealized
 appreciation of equity securities                                         (117)
Change in net unrealized loss
 on investments in fixed maturities
 available for sale                     7,194
Total comprehensive income             12,066                            19,143
Treasury stock purchased and
 reissued                                              (6,694)           (6,694)
Options exercised                                          36
Balance at December 31, 2000      $   163,998     $   (10,137)    $     164,176




              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                Year Ended December 31,
CASH FLOWS FROM OPERATING          2000               1999                1998
ACTIVITIES

Net Income                     $    12,066     $    12,765         $    11,119
Adjustments to reconcile
 net income to
 net cash used
 in operating activities:

Amortization of present
 value of future profits
 of acquired businesses              3,807           3,835               5,903
Amortization of deferred
 policy acquisition costs            2,505           2,372               2,128
Depreciation                           848             488                 551
Net gain on sales of
 investments                           -0-            (112)               (988)
Financing costs amortized              -0-             -0-                 111
Amortization of deferred gain
 on sale of real estate               (110)           (110)               (110)
Changes in assets and liabilities:
(Increase) decrease in accrued
 investment income                    (775)            239                 698
Decrease (increase) in agent
 advances and other receivables      1,211          (3,399)             (7,686)
Policy acquisition costs deferred   (6,302)         (6,017)             (5,460)
Decrease in policy liabilities and
 contractholder deposit funds      (12,767)        (18,520)            (16,194)
Increase (decrease) in other
 policyholders' funds                    3             (44)               (668)
Decrease in other liabilities       (4,480)         (5,382)             (1,036)
Increase (decrease) in
 deferred federal income taxes       5,447          (8,444)             (2,355)
Decrease (increase) in other assets  1,438           1,339              (2,691)
Other, net                          (4,804)            100                (653)
Net cash used in operating
 activities                         (1,913)        (20,890)            (17,331)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                             Year Ended December 31,
CASH FLOWS FROM INVESTING               2000            1999            1998
ACTIVITIES

Purchase of insurance subsidiary         -0-             -0-           (1,322)
Investments purchased               (100,710)        (79,308)         (41,915)
Proceeds from sales and maturities
 of investments                       47,761         106,517           77,700
Net change in short-term investments  61,888         (19,855)          (7,218)
Purchases and retirements of
 equipment,  net                        (808)         (1,434)          (2,119)
Decrease in notes receivable from
 affiliates                            6,148           6,148            6,148
Net cash provided by investing
 activities                           14,279          12,068           31,274

CASH FLOWS FROM FINANCING
ACTIVITIES
(Purchase) re-issuance of
 treasury stock                       (6,694)           (181)              45
Issuance of common stock                  36             155              141
Repayment of debt                        -0-             -0-          (10,964)
Net cash used in financing
 activities                           (6,658)            (26)         (10,778)
Net increase (decrease) in cash
 and cash equivalents                  5,708          (8,848)           3,165
Cash and cash equivalents, beginning of
     year                              3,358          12,206            9,041
Cash and cash equivalents,
 end of year                   $       9,066   $       3,358   $       12,206

              The accompanying notes are an integral part of these
                       consolidated financial statements.

         INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


Supplemental Cash Flow Disclosures:
                                               Year Ended December 31,
                                   2000                1999              1998

Income taxes paid              $  4,700        $      9,050       $    11,700
Interest paid                  $    272        $        461       $       871

Supplemental Schedule of Non-Cash Investing Activities:

The Company purchased the outstanding capital stock of a life insurer in the second quarter of 1998 for cash purchase price of $16.6 million (including a $12.4 million dividend paid by the acquired company to its former parent), net of post closing adjustments. The consolidated statements of cash flows reflect the impact of this acquisition. This purchase resulted in the Company receiving tangible assets and assuming liabilities as follows:

                                                               1998

                  Assets                                     $57,745
                  Liabilities                                $41,135















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

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which differ from statutory accounting principles required by regulatory authorities for the Company's insurance subsidiaries. Significant accounting policies followed by the Company are:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While collateralized mortgage obligations (CMOs) are carried at market value, premiums and discounts on CMOs are amortized over the stated maturity of the CMOs, with consideration given to estimates of prepayments in the amortization of those premiums and discounts. The Company endeavors to minimize the portfolio's exposure to interest rate changes inherent in interest-sensitive products by selecting and selling investments so that diversity, maturity and liquidity factors approximate the duration of related policyholder liabilities.

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

Real estate is carried at cost less accumulated depreciation, which is generally calculated using the straight-line method over 20 to 40 years. Accumulated depreciation on investments in real estate is $2,554,962 and $2,126,231 at December 31, 2000 and 1999, respectively.

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

Sale of Real Estate

Prior to December, 1999, Investors-NA owned an office building, located at 206 West Pearl Street, Jackson, Mississippi, which was the former headquarters of Standard Life Insurance Company the ("Standard Life Building"). On December 29, 1999, Investors-NA donated the Standard Life Building to the Jackson Redevelopment Authority ("JRA"). Contemporaneously with the donation of the Standard Life Building, Investors-NA and Financial Industries Corporation ("FIC") sold all of the adjacent parcels they owned to the JRA for a total sale price of $2,500,000.00, which has been allocated according to the respective ownership interests of Investors-NA (approximately 59.28%) and FIC (approximately 40.72%). The donation and sale was made pursuant to the terms of the Donation, Purchase and Sale Agreement dated July 17, 1998. Investors-NA claimed an income tax deduction on tax return filed in 2000 in an amount of $864,231. The donation and sale transaction referenced above resulted in a net gain (GAAP basis) of $0.992 million for ILCO and $0.409 million for FIC (or a combined total of $1.401 million).

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over estimated useful lives of 10 to 33 years for buildings and improvements and 10 years for furniture and equipment. Maintenance and repairs are charged to expense when incurred. Accumulated depreciation for property and equipment and home office real estate was $5,124,279 and $4,630,102 at December 31, 2000 and 1999, respectively.

Deferred Acquisition Costs

The cost of acquiring new and renewal business, principally first year commissions and certain expenses of the policy issuance and underwriting departments, which vary with and are primarily related to the production of new and renewal business, have been deferred to the extent recoverable. Acquisition costs related to universal life products are deferred and amortized to expense using actuarial methods that include the same assumptions used to estimate future policy benefits in proportion to the ratio of estimated annual gross profits to total estimated gross profits over the expected lives of the contracts. Acquisition costs related to traditional life insurance business are deferred and amortized over the premium paying period of the related policies.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Policy Liabilities and Contractholder Deposit Funds

Liabilities for future policy benefits related to traditional life products are accrued as premium revenue is recognized. The liabilities are computed using the net level premium method, or an equivalent actuarial method, based upon industry and Company experience of investment yields, mortality and withdrawals, including provisions for possible adverse deviation. The liability for future policy benefits for traditional life policies is graded to reserves stipulated by regulatory authorities over a 30-year period or the end of the premium paying period, if less.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Premiums on traditional life and health products are recognized as revenue when due. Credit life and credit health insurance premiums are recognized over the contract period on a pro rata basis, or the sum of years digits basis. Benefits and expenses are associated with earned premiums, so as to result in recognition of profits over the lives of the contracts.

Proceeds from investment-related products and universal life products are recorded as liabilities when received. Revenues for investment-related and universal life products consist of net investment income, mortality, administration charges and surrender charges.

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

In February 1998, the FASB issued FAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company adopted FAS 132 for the year ended December 31, 1998.

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

In June, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133, as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133", is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133". As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 did not have a material impact on the Company's results of operations, liquidity or financial position.

Reclassification

Certain prior years' amounts have been reclassified to conform with the 2000 presentation.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Investments

Fixed Maturities The amortized cost, gross unrealized gains and losses and market values of fixed maturities available for sale and fixed maturities held to maturity at December 31, 2000 and 1999, respectively were as follows (in thousands):

                                             Amortized         Gross Unreal-     Gross Unreal-        Market
                                               Cost             ized Gains       ized Losses           Value

Fixed Maturities Available
 for Sale as of December 31, 2000:
U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations              $     25,785       $     2,040         $     -0-          $   27,825
Obligations of states and political
  subdivisions                                  4,527               278               -0-               4,805
Corporate securities                          188,056             2,025             5,570             184,511
Mortgage-backed securities                    218,629             5,327               348             223,608
Total Fixed Maturities Available
  For Sale
Fixed Maturities Held to Maturity:            436,997             9,670             5,918             440,749
Private placements-corporate                    1,386                10                10               1,386
Total Fixed Maturities                   $    438,383       $     9,680         $   5,928          $  442,135
Fixed Maturities Available For Sale
 as of  December 31, 1999:

U.S. Treasury securities and
 obligations of U.S. government
agencies and corporations                $     26,191       $       745         $      30          $   26,906
Obligations of states and political
subdivisions                                    4,680                91               -0-               4,771
Corporate securities                          172,686               334             8,306             164,714
Mortgage-backed securities                    207,975             3,273             3,422             207,826
Total Fixed Maturities Available
For Sale                                      411,532             4,443            11,758             404,217
Fixed Maturities Held to Maturity:
   Private placements-corporate                 2,088                11                43               2,056
   Total Fixed Maturities                $    413,620       $     4,454         $  11,801          $  406,273

The amounts of unrealized gains and losses on fixed maturities available for sale included in accumulated other comprehensive income reflected in the balance sheet have been reduced by estimated deferred taxes in the amount of $1,313,000 and $(2,560,000) in 2000 and 1999, respectively.

The amortized cost and market value of fixed maturities available for sale and fixed maturities held to maturity at December 31, 2000 is shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Fixed Maturities Available for Sale
                                      Amortized                    Market
                                        Cost                        Value
                                               (in thousands)

Due in one year or less             $ 39,841                     $ 39,939
Due after one through five years      50,751                       51,653
Due after five through ten years      34,789                       35,231
Due after ten years                   92,987                       90,318
Mortgage backed securities           218,629                      223,608
Total Fixed Maturities Available
 for Sale                           $436,997                     $440,749

                                        Fixed Maturities Held to Maturity
                                     Amortized                  Market
                                      Cost                      Value
                                               (in thousands)

Due in one year or less             $    879                     $   878
Due after one through five year          440                         432
Due after five through ten years         -0-                         -0-
Due after ten years                       67                          76
Mortgage backed securities               -0-                         -0-
Total Fixed Maturities Held to
 Maturity                           $  1,386                     $ 1,386

Proceeds from sales and maturities of investments in fixed maturities during 2000, 1999 and 1998 were approximately $47,761,000, $106,517,000 and
$77,700,000.  Gross gains of  approximately  $6,000,  $443,000  and $178,000 and gross losses of approximately $11,000, $61,000 and $16,000 were realized on those sales and maturities in 2000, 1999 and 1998, respectively.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities

The change in net unrealized appreciation for equity securities was $(117,000) and $(766,000) for the years ended December 31, 2000 and 1999, respectively. Amounts as of December 31 were as follows (in thousands):
                                              2000                      1999

Unrealized appreciation                $      1,437                $    1,617
Unrealized depreciation                         (12)                      (12)
Net unrealized appreciation before tax        1,425                     1,605
Less: Federal income tax                       (499)                     (562)
Net unrealized appreciation            $        926                $    1,043

Equity securities included a $1,719,704 investment, ($318,390 at cost), in 189,750 shares of common stock of Financial Industries Corporation (FIC) (See note 9). This represents 3.8% of FIC's outstanding common stock at December 31, 2000.

The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 2000, 1999 and 1998. The following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes which are reflected in accumulated other comprehensive income for the periods presented:

Change in Unrealized Gains (Losses) on Investments
                                    2000              1999               1998
                                                   (in thousands)


Fixed maturities                $  11,067        $ (22,334)        $   (2,607)
Equity securities                    (180)          (1,178)            (1,749)
                                   10,887          (23,512)            (4,356)

Deferred federal income taxes      (3,810)           8,229              1,524
Net change in unrealized gains
 (losses) on investments        $   7,077        $ (15,283)        $   (2,832)

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reclassification adjustments required for the years ended December 31, 2000, 1999 and 1998:

Reclassification Adjustments            2000               1999            1998
                                                    (in thousands)

Unrealized holding gains (losses)
 on investments arising during
 the period                       $    7,080          $  (15,034)     $  (2,621)
Reclassification adjustments
 for gains included in
 net income                              (3)                 249            211
Unrealized gains (losses) on
 investments, net of
 reclassification adjustment      $    7,077          $  (15,283)     $  (2,832)

Net Investment Income

The  components  of  net  investment   income  are  summarized  as  follows  (in
thousands):

                                                Year Ended December 31,

                                      2000              1999            1998

Fixed maturities                    $ 43,797        $   43,755       $  47,322
Other, including policy
 loans, real estate,
 mortgage loans and
 equity securities                     8,153             6,881           8,282
                                      51,950            50,636          55,604

Investment expenses                   (1,057)             (723)           (985)
Net Investment Income               $ 50,893        $   49,913        $ 54,619


Realized Gains and Losses

Net realized (losses) gains included in net investment income are summarized below (in thousands):
                                                  Year Ended December 31,
                                     2000           1999               1998

Fixed maturities available
 for sale                           $    (5)        $      382        $    162
Equity securities                        -0-                 1             164
Other investments                        -0-                74             662
                                         (5)               457             988

Income taxes                             (2)               160             346
Net realized gains                  $    (3)        $      297        $    642

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans and invested real estate

The Company's mortgage loans and invested real estate are diversified by property type, location and issuer. Mortgage loans are collateralized by the related properties and such loans generally range from 15% to 80% of the property's value at the time the loan is made. No new mortgage loans were made during the three year period ended December 31, 2000.

Non-income producing investments

The Company has no non-income producing investments as of December 31, 2000.

3.  Disclosures about Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments at December 31, 2000 are as follows:
                                       Carrying                   Fair
                                       Amount                     Value
                                                     (in thousands)

Financial assets:
Fixed maturities                     $  442,135              $  442,135
Policy loans                             48,449                  48,449
Mortgage loans                            4,858                   4,858
Short-term investments                  129,807                 129,807
Cash and cash equivalents                 9,066                   9,066
Notes receivable from affiliates         35,349                  35,349

Financial liabilities:
Deferred annuities                      114,271                 112,648
  Supplemental Contracts                 13,659                  13,263





The following methods and assumptions were used to estimate the fair value of each class of financial investments:

Fixed maturities

Fair values are based on quoted market prices or dealer quotes.

Policy loans

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.  Present Value of Future Profits of Acquired Business

An analysis of the present value of future profits of acquired businesses is as follows:

                                             2000                     1999
                                                  (in thousands)

Beginning balance                      $     39,831        $        43,666
Accretion of interest                         3,121                  3,382
Amortization                                 (6,928)                (7,217)
Ending Balance                         $     36,024        $        39,831

Amortization of the present value of future profits included in the consolidated statements of income is presented net of the accretion of interest.

The estimated amount of present value of future profits to be amortized net of interest accretion during each of the next five years is as follows:

                                                      (in thousands)
                                           2001              $ 3,431
                                           2002              $ 3,083
                                           2003              $ 2,875
                                           2004              $ 2,576
                                           2005              $ 2,456

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

6.  Senior Loans

The Senior Loan of ILCO was originally arranged in connection with the 1988 acquisition of Investors- NA and Investors-CA. In January, 1993, the Company refinanced its Senior Loan. That transaction was done in connection with the prepayment of the subordinated indebtedness and the purchase of warrants which had been issued as part of the financing of the 1988 acquisitions. The terms of the amended and restated credit facility are substantially the same as the terms and provisions of the 1988 senior loan. The maturity date, which had been December 31, 1996, was extended to July 1, 1998 for the Senior Loan. The average interest rate paid by the Company on its Senior Loan was approximately 7.63% during 1998.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. federal income tax provision (benefit) charged to continuing operations for the years ended December 31, was as follows:

                                         2000             1999            1998
                                                  (in thousands)

Current tax provision              $    5,385       $     5,955     $     6,899
Deferred tax provision                  1,636                19            (432)
Total provision for income taxes   $    7,021       $     5,974     $     6,467

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

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following differences:

                                         2000             1999            1998
                                                    (in thousands)

Income taxes at the U.S.
 statutory rate                   $     6,680        $    6,559      $    6,155
Charitable contribution                   -0-              (920)            -0-
Increase (decrease) in taxes
 resulting from:
  Non-deductible compensation             335               335             312
  Other                                     6               -0-             -0-
Total provision for income taxes  $     7,021        $    5,974      $    6,467

Deferred taxes are recorded for temporary differences between the financial reporting bases and the federal income tax bases of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                                  December 31,
                                             2000                       1999
  Deferred Tax Liability:                            (in thousands)

Deferred policy acquisition costs     $    10,025               $      8,340
Present value of future profits            10,571                     11,597
Net unrealized (depreciation)
 appreciation on                            1,813                     (1,998)
 marketable securities
Acquisition discounts on
 mortgages/policy loans                       969                      1,210
Reinsurance recoverable                     5,000                      5,571
Other taxable temporary differences         2,910                      2,965
Total deferred tax liability               31,288                     27,685

    INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTSRIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     December 31,
                                               2000                      1999
                                                    (in thousands)

Deferred policy acquisition costs        $    10,025          $         8,340
Deferred Tax Asset:
Policy reserves                                1,284                    2,771
Invested assets                                1,708                    1,655
Net operating loss carry forward                 764                    1,195
Minimum tax credit                               344                      323
Total deferred tax asset                       4,100                    5,944

Net deferred tax liability               $    27,188          $        21,741


Deferred federal income tax (expense) benefit of $(3,810,00) and $8,229,000 for 2000 and 1999, respectively, have been provided on the unrealized appreciation (depreciation) of marketable securities and included in the balance of the deferred tax liability account. This increase or decrease in deferred tax liability has been recorded as a reduction or increase to the equity adjustment due to the net change in unrealized appreciation or depreciation and has not been reflected in the deferred income tax expense included in net income from operations.

Under the provisions of pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of Investors-IN and Investors-NA was not subject to current taxation but was accumulated, for tax purposes, in special tax memorandum accounts designated as "policyholders' surplus accounts". Subject to certain limitations,"policyholders' surplus" is not taxed until distributed or the insurance company no longer qualifies to be taxed as a life insurance company. The accumulation in these accounts for Investors-NA and Investors-IN at December 31, 2000 was $8,225,000 and $4,357,000, respectively. Federal income tax of $2,879,000 and $1,525,000 would be due if the entire balance is distributed at a tax rate of 35%.

The Company does not anticipate any transactions that would cause any part of the policyholders' surplus accounts to become taxable and, accordingly, deferred taxes have not been provided on such amounts. At December 31, 2000, Investors-NA and Investors-IN have approximately $146,000,000 and $17,500,000, respectively, in the aggregate in their shareholders' surplus accounts from which distributions could be made without incurring any federal tax liability.

At December 31, 2000, the Company and its non-life wholly-owned subsidiaries have net operating loss carry forwards of approximately $2.1 million.

8. Reinsurance

The Company reinsures portions of certain policies thereby providing greater diversification of risk and minimizing exposure on larger policies. The Company's retention on any one individual ranges from $100,000 to $250,000 depending on the risk. The Company remains liable to the extent the reinsurance companies are unable to meet their obligations under the reinsurance agreements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The amounts reported in the consolidated financial statements for reinsurance ceded are as follows:
                                                          December 31,
                                                  2000                 1999
                                                       (in thousands)

Future policy benefits                       $   9,017          $     10,010
Unearned premiums                                1,456                 1,605
Other policy claims and benefits payable         3,812                 4,103
Amounts recoverable on paid claims               3,163                 3,051
Reinsurance receivables                      $  17,448          $     18,769

                                                   Year ended December 31,
                                         2000              1999         1998
                                                   (in thousands)

Premiums                            $   1,641        $    3,472     $    2,942
Policyholder benefits and expenses  $   2,300        $    3,780     $    4,492

9. Shareholders' Equity

Financial Industries Corporation ("FIC"), a life insurance holding company, retains ownership of approximately 48.3% of the Company's outstanding common stock. FIC held options to purchase up to an additional 1,702,155 shares, (which number does not reflect the stock dividend paid by ILCO on March 7, 1999) of the Company's authorized but unissued common stock at a price equal to the average market value during the six months preceding the exercise date. These options expired on September 30, 1998.

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

 INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIAIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (before surplus debenture interest expense) and capital and surplus of Investors-NA as reported to insurance regulators and as determined in accordance with statutory accounting practices are as follows:

                                              Year Ended December 31,
                                  2000              1999              1998

Net Income                      $11,201          $ 12,549          $ 14,246
Capital and Surplus             $71,661          $ 75,169          $ 70,627

The insurance regulations of the state of Washington limit the amount an insurer may invest in the obligations of any one corporation to four percent of the insurer's statutory admitted assets. Investors-NA held $35,349,000 and $41,497,000 in subordinated notes issued by FIC and Family Life Corporation, a wholly-owned subsidiary of FIC, at December 31, 2000 and 1999, respectively. Prior to the acquisition of these notes, Investors-NA received written approval from the Washington State Insurance Department for the inclusion of the full amount of these notes in its statutory admitted assets. At December 31, 2000, this permitted practice did not increase statutory surplus over what it would have been under prescribed statutory accounting practices.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded. While management has not yet determined the impact of Codification, it is possible that certain changes in statutory accounting principles arising from Codification would be material to the Company's insurance subsidiaries.

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

The pension benefit (costs) for the plan includes the following components:

                                                        2000                   1999               1998
                                                                           (in thousands)

Service cost for benefits earned
 during the period                                  $    434                $     446          $     460
Interest cost on projected benefit obligation            987                      905                793
Expected return on plan assets                        (1,174)                  (1,277)            (1,235)
Amortization of unrecognized prior service cost         (229)                    (229)              (229)
Pension benefit (costs)                             $     18                $    (155)         $    (211)

The following summarizes the funded status of the plan at December 31:

                                                       2000              1999
                                                    (in thousands)

Change in benefit obligation:
Benefit obligation at beginning of period         $ 13,868          $ 12,726
Service cost                                           434               446
Interest cost                                          987               905
Benefits paid                                         (505)             (483)
(Gain)/Loss due to change in assumptions               -0-               -0-
(Gain)/Loss due to experience                       (1,232)              274
Benefit Obligation at end of year                 $ 13,552          $ 13,868


Change in plan assets:                                2000                 1999

Fair value of plan assets at
 beginning of year                                $ 16,325        $ 16,238

Actual return on plan assets                         1,015             570

Benefits paid                                         (505)            (483)

Fair value of plan assets at end of year          $ 16,835        $ 16,325

Funded Status:

Funded status at end of year                      $  3,282        $  2,457

Unrecognized prior service cost                        (11)           (240)

Unrecognized actuarial net loss                      1,592           2,665

Prepaid pension expense at end of year            $  4,863        $  4,882


The significant assumptions for the plans are as follows:

The discount rate for projected benefit obligations was 7.25% in 2000, 1999 and 1998. The assumed long-term rate of compensation increases was 5.0% for 2000, 1999 and 1998. The assumed long-term rate of return on plan assets was 8.0% for 2000, 1999 and 1998. Assumed expenses as a percentage of plan assets were 0% for 2000, 1999 and 1998.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1997, the Plan was amended to provide for a matching contribution by the Company. The match, which is in the form of shares of ILCO common stock, is equal to 100% of an eligible participant's elective deferral contributions, as defined in the Plan, not to exceed a maximum percentage of the participant's plan compensation. Initiatlly, the maximum percentage was 1%. Effective, January 1, 2000, the plan was amended to increase the maximum percentage to 2%. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan and a related trust for the benefit of its employees and FLIC employees. The Plan generally covers employees who have attained the age of 21 and have completed one year of service. Vesting of benefits to employees is based on number of years of service. No contributions were made to the Plan in 2000, 1999 or 1998. At December 31, 2000, the Plan had a total of 530,562 shares which are allocated to participants.

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

Under the Non-Qualified Stock Option Plan for certain officers, directors, agents and others, the Board of Directors is authorized to issue options to purchase up to 1,200,000 shares of the Company's common stock at 100% of the fair market value on the date of grant but in no case less than $1.67 per share. In 1988, options to purchase 660,000 shares were granted at a price of $1.67 per share. In 1990, options to purchase 60,000 shares expired. In 1991, options to purchase 100,000 shares were granted at prices ranging from $4.38 to $4.63. In 1992 options to purchase 120,000 shares expired. In 1995, options to purchase 120,000 shares were granted at a price of $5.56 per share. These same options, along with 40,000 other options, were terminated in 1996. In 1997 84,000 options were canceled. There were no options granted in 1998, 1997 and 1996. The number of options exercised in 2000, 1999 and 1998 were 0, 84,000, and 84,000, respectively.

Under the Company's 1999 Non-Qualified Stock Option Plan options to purchase shares of the Company's common stock at 100% of the fair market value on the date of grant but in no case less than $7.50 per share, were granted to certain employees of the Company, its subsidiaries and affiliates. In 1999 options to purchase 460,000 shares were granted at prices ranging from $9.00 to $9.75. During 1999, 20,000 options were canceled and no options were exercised. During 2000, 70,000 shares were granted at prices ranging from $9.00 to $9.75. During 2000, 68,000 options were canceled and 4,000 options were exercised.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarized activity under all Plans for each of the three years ended December 31, 2000:

                                               1998                Weighted
                                              Shares               Average
                                              (000's)            Exercise Price
Outstanding at the beginning of the year        168            $      1.67
         Granted                                -0-                   0.00
         Exercised                              (84)                  1.67
         Canceled                               -0-                   0.00
Outstanding at the end of the year               84            $      1.67
Options exercisable at year end                 -0-            $       -0-
Weighted average fair value of options
 granted during the year                                       $       -0-

                                               1999                Weighted
                                              Shares               Average
                                              (000's)            Exercise Price

Outstanding at the beginning of the year         84            $       1.67
         Granted                                460                    9.03
         Exercised                              (84)                   1.67
         Canceled                               (20)                   9.00
Outstanding at the end of the year              440            $       9.03
Options exercisable at year end                 -0-            $        -0-
Weighted average fair value of options
 granted during the                                            $        -0-
 year
                                              2000                  Weighted
                                             Shares                 Average
                                            (000's)              Exercise Price
Outstanding at the beginning of the year        440            $       9.03
         Granted                                 70                    9.30
         Exercised                               (4)                   9.00
         Canceled                               (68)                   9.00
Outstanding at the end of the year              438            $       9.08
Options exercisable at year end                  76

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Weighted average fair value of options granted during the year

As of December 31, 2000:

                                                  Options Outstanding weighted-
                             Number Outstanding       average remaining
Range of exercise prices     December 31, 2000     Contractual Life (years)
 $9.00 to $9.75                    438,000                  2.45


                             Weighted Average
Range of exercise prices     Exercise prices
 $9.00 to $9.75                     $9.08

                             Number exercisable       Weighted average
Range of Exercise prices     December 31, 2000         exercise price
 $9.00 to $9.75                    76,000                   $9.03


11. Leases

The Company and its subsidiaries occupy office facilities under lease agreements which expire at various dates through 2005. Certain office space leases may be renewed at the option of the Company.

Rent expense in 2000, 1999, and 1998 was $2,436,159, $2,320,185, and $2,283,198,
respectively, under these lease agreements. Minimum annual future rentals are as follows:

                                               (in thousands)
                                             2001     $   2,281
                                             2002         2,155
                                             2003         2,133
                                             2004         2,099
                                             2005         2,041
                                         Thereafter       6,347
                                                      $  17,057

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

The obligations of the Company under the Senior Loan were guaranteed by FIC. FIC presently owns 3,932,692 shares of the company's Common Stock, constituting 48.3% of such shares outstanding. FIC held options to acquire an additional 1,702,155 shares, (which does not reflect the stock dividend paid by ILCO on March 7, 1999) at the average bid price of such shares during the six-month period preceding the date of any such purchase as long as ILCO's debt guaranteed by FIC (the Senor Loans) remained outstanding. As described in Note 6, the current Senior Loan of ILCO was fully repaid on September 30, 1998. Accordingly, FIC's rights under the 1986 option agreement expired on September 30, 1998.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In December, 1998 FLIIC was dissolved. In connection with the dissolution, all of the assets and liabilities of FLIIC became the obligations of FLIIC's sole shareholder, FIC. Accordingly, the obligations under the provisions of the $4.5 million note described above are now the obligations of FIC.

Data processing services for ILCO's and FIC's insurance subsidiaries are provided by FIC Computer Service, Inc. ("FIC Computer"), a subsidiary of FIC. Each of FIC's and ILCO's insurance subsidiaries has entered into a data processing agreement with FIC Computer whereby FIC Computer provides data processing services to each subsidiary for fees equal to such subsidiary's proportionate share of FIC Computer's actual costs of providing those services to all of the subsidiaries. The Company's insurance subsidiaries paid $2,426,793, $2,730,189 and $2,818,095 and Family Life paid $1,757,904,
$1,916,350 and $1,610,397 to FIC Computer for data processing services provided during the years ended December 31, 2000, 1999 and 1998, respectively.

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

ILCO received $12 million, $13 million, and $11 million from Family Life for direct costs incurred by ILCO on behalf of Family Life's operations in 2000, 1999 and 1998, respectively. Under an agreement between ILCO and Family Life all direct costs incurred on behalf of the other are to be reimbursed.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Net Income Per Share

The following table reflects the calculation of basic and diluted earnings per share:

                                                         Year Ended December 31,
                                                2000               1999              1998
                                            (in thousands except per share amounts)

Basic:
Net income available to common shareholders   $ 12,066          $ 12,765            $ 11,119
Weighted average common stock outstanding        8,333             8,796               8,750
Basic earnings per share                      $   1.45          $   1.45            $   1.27
Diluted:
Net income available to common shareholders   $ 12,066          $ 12,765            $ 11,119
Weighted average common stock outstanding        8,333             8,796               8,750
Common stock options                               423               273               2,638
Repurchase of treasury stock                      (413)             (269)             (2,464)
Common stock and common stock equivalents        8,343             8,800               8,924
Diluted earnings per share                    $   1.45          $   1.45            $   1.25



               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Quarterly Financial Data (unaudited)
                                   (in thousands, except per share amounts)

                                    Three Months            Three Months
                                     Ended                     Ended
                                    March 31,                 June 30,
                                    2000        1999        2000       1999

Net Operating Revenue         $   25,399   $  26,270   $  25,270  $  26,693
Net Income                    $    3,231   $   2,961   $   3,123  $   2,627
Basic earnings per share      $     0.37   $    0.34   $    0.38  $    0.30
Diluted earnings per share    $     0.37   $    0.34   $    0.38  $    0.30

                                    Three Months            Three Months
                                     Ended                      Ended
                                    September 30,            December 31,
                                    2000        1999        2000       1999

Net Operating Revenue         $   27,631   $  25,299   $  25,456  $   25,943
Net Income                    $    3,238   $   3,135   $   2,474  $    4,042
Basic earnings per share      $     0.40   $    0.36   $    0.30  $     0.46
Diluted earnings per share    $     0.40   $    0.36   $    0.30  $     0.46

16.  Subsequent Events

Agreement and Plan of Merger.

On January 17, 2001, ILCO entered into an Agreement and Plan of Merger (the "Agreement") with FIC and ILCO Acquisition Company ("ILCO Acquisition"), a Texas corporation and wholly-owned subsidiary of FIC. In general, the Agreement provides that, following the approval of the Agreement by the shareholders of ILCO and the approval of the issuance of shares of FIC common stock and amendment to FIC's articles of incorporation by the shareholders of FIC and the satisfaction or waiver of the other conditions to the merger: (1) ILCO Acquisition will merge with and into ILCO; and (2) ILCO Acquisition will cease to exist and ILCO will continue as the surviving corporation and as a wholly-owned subsidiary of FIC following the merger.

Upon the consummation of the merger: (1) each share of ILCO common stock issued and outstanding immediately prior to the merger, other than shares of ILCO common stock held as treasury shares by ILCO (but excluding shares of ILCO common stock held by any of ILCO's subsidiaries, whether or not treated as treasury shares of ILCO on a consolidated basis under generally accepted accounting principles) or shares of ILCO common stock held by FIC, will be converted into the right to receive 1.1 shares of FIC common stock. However, in the event of any change in FIC common stock and/or ILCO common stock prior to the merger, such as a stock split, stock dividend, subdivision, reclassification, recapitalization, combination, exchange of shares or the like, the number and class of shares of FIC common stock to be issued and delivered in the merger in exchange for each outstanding share of ILCO common stock will be adjusted so as to maintain the relative proportionate interests of the holders of ILCO common stock and FIC common stock; (2) each share of ILCO common stock, series A preferred stock and series B preferred stock of ILCO, in each case which is held as treasury shares by ILCO prior to the merger (excluding shares of ILCO common stock held by any of ILCO's subsidiaries, whether or not treated as treasury shares of ILCO on a consolidated basis under generally accepted accounting principles), and each share of ILCO common stock which is held by FIC (excluding any shares of ILCO common stock owned by any of FIC's subsidiaries) prior to the merger, will be cancelled and retired; (3) each share of common stock of ILCO Acquisition issued and outstanding immediately prior to the merger will be converted into one share of common stock of ILCO and such shares will represent all of the issued and outstanding capital stock of ILCO following the merger; and (4) shares of FIC common stock outstanding immediately prior to the merger (including shares of FIC common stock held by any subsidiary of FIC or ILCO) will remain outstanding and will be unaffected by the merger. No fractional shares of FIC common stock will be issued in the merger. A holder of ILCO common stock who would otherwise be entitled to receive fractional shares of FIC common stock as a result of the merger will receive, in lieu of fractional shares, cash in an amount equal to the average closing price per share of FIC common stock for the 30 trading days immediately prior to the merger multiplied by the fraction to which the holder would otherwise be entitled. FIC will make available to First Union National Bank, as exchange agent, from time to time sufficient cash amounts to satisfy payment for fractional shares and First Union will distribute such proceeds, without interest, to the holders of the fractional interests.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The consummation of the merger remains subject to regulatory approval, as well as to the various conditions precedent set forth in the Agreement, including the approval of certain matters by the shareholders of FIC and ILCO. For a more detailed description of the Agreement, see the complete copy of the Agreement, attached as an annex to the S-4 filed by FIC with the Securities and Exchange Commission on February 1, 2001, as amended by the S-4/A filed on March 13, 2001.

Unsolicited Verbal Inquiries Concerning Possible Purchase of Post-Merger Company

On March 8, 2001, FIC announced that it has received unsolicited verbal indications of interest from a few companies that may be interested in acquiring FIC after completion of the merger with ILCO. The press release did not state any price ranges or other material terms. In conjunction with such indications of interest, FIC has retained Philo Smith Capital Corporation as its financial advisor to explore the possibility of a post-merger sale of FIC with these companies and to further solicit indications of interest from other companies that may have similar interests. No formal indications of interest have been received by FIC to date and FIC has not determined to sell the post-merger company.

Litigation Relating to the Merger

On the day that ILCO publicly announced the formation of a special committee to evaluate a potential merger with FIC, two class action lawsuits were filed against ILCO, FIC and the officers and directors of ILCO. The actions allege that a cash consideration in the proposed merger is unfair to the shareholders of ILCO, that it would prevent the ILCO shareholders from realizing the true value of ILCO, and that FIC and the named officers and directors had material conflicts of interest in approving the transaction. In their initial pleadings, the plaintiffs sought certification of the cases as class actions and the named plaintiffs as class representatives, and among other relief, requested that the merger be enjoined (or, if consummated, rescinded and set aside) and that the defendants account to the class members for their damages.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



As of March 16, 2001, the plaintiffs have not taken any further action with respect to the litigation. The defendants believe that the lawsuits are without merit and intend to vigorously contest the lawsuits. Management is unable to determine the impact, if any, that the lawsuits will have on the results of operations of ILCO.

Dividend

In March, 2001, the Company announced that its board of directors approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend is payable on April 12, 2001 to record holders as of the close of business on March 20, 2001.


               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                 BALANCE SHEETS
                           December 31, 2000 and 1999

 Column A                                     Column B                     Column C                     Column D
                                                                                                   Amount at which
                                                                                                        Shown in the
   Type of Investment                            Costs                        Value                    Balance Sheet
Fixed maturities available for sale:
United States Government and
government agencies and
authorities                                   $ 25,785                     $ 27,825                     $ 27,825
States, municipalities and political
subdivisions                                     4,527                        4,805                        4,805
Corporate securities                           188,056                      184,511                      184,511
Mortgage-backed securities                     218,629                      223,608                      223,608
Total fixed maturities available for
sale                                           436,997                      440,749                      440,749
Fixed maturities held to maturity                1,386                        1,386                        1,386
Total fixed maturities                        $438,383                     $442,135                     $442,135

Equity securities:
Public utilities                                     2                            4                            4
Industrial, miscellaneous and all
other                                               18                           40                           40

Total equity securities                             20                           44                           44
Policy loans                                    48,449                       48,449                       48,449
Mortgage loans                                   4,858                        4,858                        4,858
Real estate                                     32,969                       32,969                       32,969
Short term investments                         129,807                      129,807                      129,807
Total investments                             $654,486                     $658,262                     $658,262




               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                                 BALANCE SHEETS

                                            December 31, 2000 and 1999
                                            (in thousands of dollars)
ASSETS                                          2000                 1999
Short-term investments                   $    12,404         $      15,505
Cash and cash equivalents                        179                    48

Subordinated debenture receivables from
 Investors Life Insurance Company
 of North America                                -0-                 5,896

Investments in and advances to
 subsidiaries                                150,609               129,345

Accounts receivable                            5,055                 5,144
Property and equipment, net                      254                   260
Other assets                                     446                   382
     Total Assets                        $   168,947         $     156,580

               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                            BALANCE SHEETS, continued

                                            December 31, 2000 and 1999
                                             (in thousands of dollars)


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:                                     2000           1999
Accounts payable and accrued expenses        $  1,799       $     1,808
Deferred gain on sale of real estate              519               628

      Total Liabilities                         2,318             2,436
Redeemable preferred stock:
      Class A preferred stock, $1 par value,
      shares authorized and issued              5,000             5,000
Redeemable preferred stock:
      Class B preferred stock, $1 par value,   15,000            15,000
      shares authorized and issued             20,000            20,000
Redeemable preferred stock, repurchased
 and held as treasury stock                   (20,000)          (20,000)
                                                  -0-               -0-
                                             areholders' Equity:

Common stock, $.22 par value, 15,000,000
 shares authorized; 10,859,478 and
 10,855,478 shares issued, 8,798,905
 and 8,827,941 shares outstanding in 2000
 and 1999, respectively                         2,389             2,388

Additional paid-in capital                      4,561             4,526

Accumulated other comprehensive income          3,365            (3,712)
Retained earnings (including $158,544 and
 $147,259 of undistributed earnings
 of subsidiaries at December 31, 2000
 and 1999, respectively)                      163,998            151,932
                                              174,313            155,134
Common treasury stock, at cost, 2,080,573
 and 1,378,017 shares in 2000 and 1999         (7,684)              (990)
Total Shareholders' Equity                    166,629            154,144
Total Liabilities and Shareholders'
 Equity                                      $168,947       $    156,580

               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                            STATEMENTS OF INCOME

                  Years Ended December 31, 2000, 1999 and 1998
                            (in thousands of dollars)

                                                 2000                   1999              1998

Revenues charged to subsidiaries:
Interest income                              $   1,192             $    1,418        $   2,391
Other income                                       130                    134              138
                                                 1,322                  1,552            2,529
Operating expenses                                 121                    122              348
Interest expense                                   -0-                    -0-              415
                                                   121                    122              763
Income from operations                           1,201                  1,430            1,766
Federal income tax provision                       420                    501              618
Net income before equity in
 undistributed earnings from
 subsidiaries                                      781                    929            1,148

Equity in undistributed earnings from
subsidiaries                                    11,285                 11,836            9,971
Net income                                   $  12,066             $   12,765        $  11,119


               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
                            STATEMENTS OF CASH FLOWS


                                                                Year ended December 31,
CASH FLOWS FROM OPERATING                           2000                  1999               1998
ACTIVITIES:

Net income                                     $   12,066             $ 12,765             $ 11,119
Adjustments to reconcile net income to net
     cash (used in ) provided by
     operating activities:
Amortization of deferred gain on sale of
real estate                                          (110)                (110)                (110)
Decrease (increase)  in accounts receivable            89                 (184)                 (20)
Increase in investment in and advances to
  subsidiaries                                    (14,185)             (10,191)              (8,957)
(Decrease) increase in accounts payable and
  accrued expenses                                     (9)                (601)                (161)
(Increase) decrease in other assets                   (64)                   6                  105
Other                                                   5                    5                  -0-
Net cash (used in) provided by operating
  activities                                       (2,208)                1,690                1,976
CASH FLOWS FROM INVESTING
  ACTIVITIES:

Change in short term investments                    3,101               (11,773)              (3,040)
Net cash provided by (used in) investing
 activities                                         3,101               (11,773)              (3,040)
CASH FLOWS FROM FINANCING
  ACTIVITIES:

Repayment of debt                                     -0-                   -0-              (10,964)
Stock options exercised                                36                   155                  141
Purchase and reissuance of treasury stock          (6,694)                 (181)                  45
Payment received on subordinated
  debenture receivable                              5,896                10,000               11,900
Net cash (used in) provided by financing
activities                                           (762)                9,974                1,122
Net increase (decrease) in cash and cash              131                  (109)                  58
equivalents
Cash and cash equivalents, beginning of year           48                   157                   99
Cash and cash equivalents, end of year         $      179             $      48            $     157


               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                            (in thousands of dollars)

                                                         Ceded To       Assumed
                                    Direct                Other          From
                                    Amount              Companies     Companies
2000
Life insurance in-force          $6,383,740           $1,160,358      $492,891
Premium
Life insurance                       11,819                1,008           -0-
Accident-health insurance               694                  633           -0-
Total                            $   12,513           $    1,641      $    -0-

1999
Life insurance in-force          $6,612,022           $1,294,265      $438,833
Premium:
Life insurance                   $   13,776           $    2,741      $     21
Accident-health insurance               808                  731            (1)
Total                            $   14,584           $    3,472      $     20

1998
Life insurance in-force          $7,258,662           $1,531,981      $331,133
Premium:
Life insurance                   $   12,782           $    2,112      $     48
Accident-health insurance             1,001                  830             1
Total                            $   13,783           $    2,942      $     49

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      SCHEDULE IV - REINSURANCE, continued

                                                 (in thousands of dollars)

                                                            Percentage
                                                Net           Of Amount
2000                                           Amount         Assumed

Life insurance in-force                  $   5,716,273          8.62%
Premium:
     Life insurance                             10,811          0.00%
     Accident-health insurance                      61          0.00%
Total                                    $      10,872          0.00%

1999
Life insurance in-force                  $   5,756,590          7.62%
Premium:
     Life insurance                      $      11,056          0.19%
     Accident-health insurance                      76          1.03%
Total                                    $      11,132          0.18%

1998
Life insurance in-force                  $   6,057,814          5.47%
Premium:
     Life insurance                      $      10,718          0.45%
     Accident-health insurance                     172          0.58%
Total                                    $      10,890          0.45%

                                  Exhibit Index


Exhibit         Page
Number          Number                  Description

 3(a) Certificate of Incorporation of InterContinental Life Corporation filed May 22, 1969 and Amendments thereto (1)

                              (i)      Amendment filed July 16, 1973

                              (ii)     Amendment filed August 4, 1977

                              (iii)    Amendment filed February 10, 1983

                              (iv)     Amendment filed December 14, 1988

                              (v)      Amendment filed February 9, 1990

 3(b)                         By-laws of InterContinental Life Corporation (2)

 3(c)                         Articles of Incorporation of InterContinental Life
                              Corporation of Texas (10)

 3(d) Amendment to Articles of Incorporation of InterContinental Life Corporation of Texas (10)

 3(e)                         By-Laws of InterContinental Life Corporation of
                              Texas (10)

 3(f) Articles of Merger of InterContinental Life Corporation and InterContinental Life Corporation of Texas (10)

 3(g) Plan and Agreement of Merger Between InterContinental Life Corporation and InterContinental Life Corporation of Texas (10)

10(aa) Lease dated December 20, 1985 between Registrant and Parker Road Associates for the rental of 40 Parker Road, Elizabeth, New Jersey (3)

10(ab) Registrant's Defined Benefit Pension Plan, effective as of January 1, 1988 (4)

10(ac) Registrant's Employee Stock Purchase Plan, effective as of August 25, 1989(5)


                                     Ex - 1

10(ad) Note dated June 12, 1991 in the amount of $22.5 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America(6)

10(ae) Note dated June 12, 1991 in the amount of $2.5 million made by Financial Industries Corporation in favor of Investors Life Insurance Company of California (6)

10(af) InterCreditor Agreement among Investors Life Insurance Company of North America, Investors Life Insurance Company of California and the Agent under the Credit Agreement dated as of June 12, 1991 (6)

10(ag) Option Agreement by Financial Industries Corporation in favor of Investors Life Insurance Company of North America and Investors Life Insurance Company of California (6)

10(ah) Terms and Conditions of Employment Contract of James M. Grace approved by Registrant's Board of Directors on May 16, 1991 (10)

10(ai) Note dated July 30, 1993 in the amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of
                              North America(7)

10(aj) Note dated July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America (7)

10(ak) Amendment No. 1 dated July 30, 1993 between Family Life Corporation and Investors Life Insurance Company of North America amending $22.5 million note (7)

10(al) Data Processing Agreement dated as of November 30, 1994 between InterContinental Life Insurance Company and FIC Computer Services, Inc.(8)

10(am) Data Processing Agreement dated as of November 30, 1994 between Investors Life Insurance Company of North America and FIC Computer Services, Inc. (8)

10(an) Data Processing Agreement dated as of November 30, 1994 between Family Life Insurance Company and FIC Computer Services, Inc. (8)

10(ao) Amendment No. 2 dated December 12, 1996, effective June 12, 1996 to the note dated June 12, 1991 in the amount of $22.5 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America(9)


                                     Ex - 2

10(ap)                        (i)     Amendment No. 1 dated December 12, 1996,
                                      effective June 12, 1996 to the note dated
                                      June 12, 1991 in the amount of $2.5
                                      million made by Financial Industries
                                      Corporation in favor of Investors Life
                                      Insurance Company of California (9)

                              (ii) Amendment No. 1 dated December 12, 1996, effective June 12, 1996 to the "payment in kind" provisions of the note dated June 12, 1991 in the amount of $2.5 million made by Financial Industries Corporation in favor of Investors Life Insurance Company of North America.(9)

10(aq) Amendment No. 1 dated December 12, 1996, effective June 12, 1996 to the note dated July
                              30, 1993 in the amount of $30 million made by Family Life Corporation in favor of Investors Life Insurance Company of North America(9)

10(ar) Amendment No. 1 dated December 12, 1996, effective June 12, 1996 to the note dated July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America (9)

10(as) Amendment Agreement dated December 12, 1996 to the Option Agreement by Financial Industries Corporation in favor of Investors Life Insurance Company of North America and Investors Life Insurance Company of California (9)

10(at) Assignment Agreement dated December 23, 1998, from Family Life Insurance Investment Company to Financial Industries Corporation, assigning the 9% Senior Subordinated Note dated July 30, 1993 in the amount of $4.5 million made by Family Life Insurance Investment Company in favor of Investors Life Insurance Company of North America (11)

10(au) InterContinental Life Corporation 1999 Stock Option Plan. Filed on April 20, 1999 with Registrant's Form DEF 14A, and incorporated herein by reference.

10(av) Amendment to Surplus Debenture dated September 28, 1999 between Investors Life Insurance Company of North America and the Registrant. Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

21            Ex-5            Subsidiaries of the Registrant.

23            Ex-6            Consent of PricewaterhouseCoopers LLP.


                                     Ex - 3

(1) Filed with the Registrant's Registration Statement on Form S-8 (Registration No. 2085333) and incorporated herein by reference; except Amendment filed December 14, 1988 (item (iv)), which was filed with Registrant's Current Report of Form 8-K dated January 12, 1989, and incorporated herein by reference; and Amendment filed February 9, 1990, which was filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

(2) Filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984 and incorporated herein by reference.

(3) Filed with the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference.

(4) Filed with Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

(5) Filed with Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

(6) Filed with Financial Industries Corporation's Current Report on Form 8-K dated June 25, 1991, and incorporated herein by reference.

(7) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

(8) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

(9) Filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(10) Filed with Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.

(11) Filed with Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.


                                     Ex - 4

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

                              ILG Sales Corporation

                       InterContinental Growth Plans, Inc.

                      InterContinental Life Agency, Inc. *



         *Wholly-owned subsidiary of InterContinental Growth Plans, Inc.
























                                     Ex - 5

                                   EXHIBIT 23



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33- 71074) of InterContinental Life Corporation of our report dated April 2, 2001 appearing on page F-2 of this Form 10-K.






PricewaterhouseCoopers LLP
Dallas, Texas
April 2, 2001



















                                     Ex - 6