Form 10-K/A
period 2000-12-31
INTERCONTINENTAL LIFE CORP
filed 2001-04-03
CIK 50982

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

Note: This Form 10-K/A is being filed in order (i) to correct certain typographical errors which appear in the electronic version of the Form 10-K which was filed by the Registrant on April 2, 2001 and (ii) to include an exhibit - Ex-10(aw) of an agreement which was discussed in the Form 10-K. The non-material corrections do not pertain to entries in the income statements or balance sheets of the Registrant. The following material represents the complete Annual Report of the Registrant on Form 10-K for the year ended December 31, 2000, as so corrected. Other than the exhibit being filed herewith, this Form 10-K/A does not include any discussions or disclosures which were not included in the Form 10-K filed on April 2, 2001.

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

In 1998, Investors-NA developed a group deposit administration product, designed for use in connection with the funding of deferred compensation plans maintained by government employers under section 457 of the Internal Revenue Code. The company has established a marketing relationship with a third-party administrator based in San Antonio, Texas, which has established relationships with school districts in Texas and Louisiana. Enrollments under the program commenced during 1999, and contributed $0.9 million of the annuity premiums for that year. Annuity premiums from this product for the year 2000 totaled $1.5 million.

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

Federal Income Taxation. The Revenue Reconciliation Act of 1990 amended the Internal Revenue Code of 1986 to require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to an immediate deduction in the year incurred. Since this change only affects the timing of the deductions, it does not affect tax expense as shown on the Company's financial statements prepared in accordance with GAAP. For the years ended December 31, 1998, 1999 and 2000, the decreases in the current income tax provisions of the Company's insurance subsidiaries due to this change were $253,411, $409,193 and $8,368 respectively. The change has a negative tax effect for statutory accounting purposes when the premium income of the Company's insurance subsidiaries increases, but has a positive tax effect when their premium income decreases.
                               Segment Information

The principal operations of the Company's insurance subsidiaries are the underwriting of life insurance and annuities. Accordingly, no separate segment information is required to be provided by the Registrant for the three-year period ending December 31, 2000.

Item 2. Properties

ILCO's home office is located at River Place Pointe, 6500 River Place Blvd., Building One, Austin, Texas. River Place Pointe was purchased by Investors-NA on October 29, 1998. It consists of two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Prior to the closing of the purchase transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first phase of the Project, which consists of two office buildings, an associated parking garage, and related infrastructure, was completed during 2000. The second phase of construction, which includes two more office buildings, is in progress and Investors-NA expects completion of this phase by the end of the second quarter of 2001. ILCO, FIC and their insurance subsidiaries occupy almost the entire Building One of River Place Pointe, consisting of approximately 74,021 square feet of space.

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

                          New Accounting Pronouncements

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133, as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133." As the Company does not have significant investments in derivative financial instruments, the adoption of FAS No. 133 is not anticipated to have a material impact on the Company's results of operations, liquidity or financial position.

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

Interest Rate Risk. The Company manages the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. Generally, we manage interest rate risk based on the application of a commonly used model. The model projects the impact of interest rate changes on a range of factors, including duration and potential prepayment. For example, assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $21.1 million at December 31, 2000 and $23.3 million at December 31, 1999. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and (iii) notes receivable from affiliates. The market value of such assets was $607.3 million at December 31, 2000 and $639.5 million at December 31, 1999.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $223.6 million at December 31, 2000 and $208 million at December 31, 1999. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $11.1 million at December 31, 2000 and $12.0 million at December 31, 1999.

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

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1997, the Plan was amended to provide for a matching contribution by the Company. The match, which is in the form of shares of ILCO common stock, is equal to 100% of an eligible participant's elective deferral contributions, as defined in the Plan, not to exceed a maximum percentage of the participant's plan compensation. Initially, the maximum percentage was 1%. Effective, January 1, 2000, the plan was amended to increase the maximum percentage to 2%. Allocations are made on a quarterly basis to the account of participants who have at least 250 hours of service in that quarter.

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

                          ( in thousands of dollars )

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


               INTERCONTINENTAL LIFE CORPORATION (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL STATEMENTS OF REGISTRANT
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

10(aw)        Ex-5            Employment Agreement of James M. Grace dated
                              January 8, 2001.

21            Ex-11            Subsidiaries of the Registrant.

23            Ex-12            Consent of PricewaterhouseCoopers LLP.


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


                                     Ex - 4

                                 EXHIBIT 10(aw)

                              EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (this "Agreement") is entered into as of January 8, 2001, between InterContinental Life Corporation, a Texas corporation with its principal place of business located at 6500 River Place Blvd., Building One, Austin, Texas 78730 (the "Company"), and James M. Grace, of PO Box 7981, Horseshoe Bay, Texas 78657-7981 (the "Employee").

                                    RECITALS

The Company is primarily engaged in the business of insurance and financial services.

The Company desires to employ the Employee, and the Employee desires to be so employed by the Company, on the terms and subject to the conditions set forth in this Agreement.
                                    AGREEMENT

NOW, THEREFORE, in consideration of the premises and the mutual promises set forth in this Agreement, the Company and the Employee hereby agree as follows:

          1.   Employment.

     (a) Subject to the terms and conditions contained herein, the Company hereby agrees to employ the Employee, and the Employee accepts such employment, from the date hereof until August 12, 2005. During the Employee's employment under this Agreement, the Employee shall perform such duties for the Company as are customarily performed by an employee in a similar position or as may from time to time be assigned to the Employee by the Board of Directors of the Company (the "Board") or by the President of the Company; provided, however, the Employee shall only be assigned duties which are the same or substantially similar to the duties that Employee performed at the time that this Agreement was executed. The Employee shall have the title of Vice President and Treasurer or such other title or titles, if any, as from time to time may be assigned to the Employee by the Board.

     (b) The Employee agrees to perform faithfully, industriously, and to the best of the Employee's ability, experience, and talents, all of the duties as assigned to him as needed from time to time pertaining to consultation on pertinent financial reporting and acquisition activities. So long as the Employee is employed by the Company, the Employee shall not, without the written consent of the Company:

          (i) engage in any other activity for compensation, profit or other pecuniary advantage, during the term of this Agreement;

                                     Ex - 5

          (ii) render or perform services of a business, professional, or commercial nature (which shall specifically not include services performed for a charitable entity or a homeowners' or condominium association), either alone or as an employee, consultant, director, officer, or partner of another business entity, whether or not for compensation, which services are competitive with or adverse to the business of the Company or its affiliates or subsidiaries; or

          (iii) invest in or become a shareholder of another corporation or other entity (other than an affiliate of the Company) which business is competitive with or adverse to the business of the Company or its affiliates or subsidiaries, if such investment requires active involvement of the Employee in the operation of said corporation or other entity.

     2. Location of Employment. The Employee's principal place of employment shall be at the principal executive offices of the Company located at 6500 River Place Blvd., Building One, Austin, Texas 78730, or the Austin area. Employee shall not be required to perform services for the Company or its affiliates outside of the Austin area.

     3. Compensation.

     (a) In exchange for full performance of the Employee's obligations and duties under this Agreement, the Company shall pay the Employee as follows:

      From                    To                                  Amount
      January 1, 2001         August 12, 2001                     $ 121,875
      August 13, 2001         August 12, 2002                     $ 195,000
      August 13, 2002         August 12, 2003                     $ 195,000
      August 13, 2003         August 12, 2004                     $ 195,000
      August 13, 2004         August 12, 2005                     $ 195,000

     Such payments shall be payable in installments in accordance with the Company's regular payroll schedule.

     (b) The base salary described in subsection (a) hereof is a gross amount, and the Company shall be required to withhold from such amount deductions with respect to Federal, state and local taxes, FICA, unemployment compensation taxes and similar taxes, assessments or withholding requirements.

     (c) During the Employee's employment under this Agreement, the Employee shall also be reimbursed by the Company for reasonable business expenses actually incurred or paid by the Employee, consistent with the policies established by the Board, in rendering to the Company or its affiliates the services provided for in this Agreement, upon presentation of expense statements or such other supporting information as is consistent with the policies of the Company.


                                     Ex - 6

     (d) The Employee shall be entitled to participate in all benefit plans (including but not limited to, deferred compensation plans, medical, dental, life insurance plans, or stock option plans) which shall be available from time to time to the domestic management employees of the Company (including the management employees of an affiliate of the Company) generally. If, for any reason, the Company is unable to make available to Employee coverage under the life insurance or the group medical insurance plans generally available to employees of the Company, the Company shall obtain substantially similar individual life insurance and medical insurance benefits for Employee and his spouse. The dollar amount of the Employee's contribution to the premiums for such individual life insurance and medical insurance benefits shall not exceed the dollar amount of the contribution which would otherwise have been made by Employee under the group life and medical plans generally available to employees of the Company.

     4. Term.

     (a) This Agreement shall be effective as of January 1, 2001, and shall terminate on August 12, 2005. The Agreement may not be terminated by the Company prior to such date, other than as set forth in Section 4. If Employee is terminated in a manner other than as provided herein, the Company shall pay the Employee the remaining salary through the end of the term of this Agreement.

     (b) The employment of the Employee under this Agreement shall terminate on the date of the Employee's death; provided however, if Employee dies prior to August 12, 2002, Employee's spouse, Letitia Grace, shall be entitled to receive the salary due hereunder to Employee through August 12, 2002, in installments as if Employee were still on the Company's payroll. If Employee dies after August 12, 2002, Letitia Grace shall not be entitled to any further salary payments and this Agreement shall immediately terminate.

     (c) The employment of the Employee under this Agreement may be terminated by the Company upon written notice from the Board that, in the opinion of the Board, the Employee has (i) demonstrated willful and continued misconduct in the execution of the Employee's duties which have been appropriately assigned in accordance with the terms and provisions of this Agreement, (ii) been convicted of or pleaded nolo contendere to a felony or other serious crime involving the theft or misappropriation of money, or
     (iii) misappropriated assets of the Company.

     (d) The employment of the Employee under this Agreement shall terminate upon receipt by the Board of a written notice of resignation signed by the Employee or, if no notice is given, on the date on which the Employee voluntarily terminates his employment relationship with the Company. In such event, Employee shall not be entitled to any further compensation hereunder.

     (e) If the Employee's employment is terminated pursuant to this Section 4(c) or (d), the Employee shall not be entitled to any compensation or benefits from the Company, under Section 3 of this Agreement or otherwise, except for the following:

          (i) base salary accrued,  and reasonable  business expenses  incurred,
          under  Section  3  of  this   Agreement   through  the  date  of  such
          termination; and
                                     Ex - 7

          (ii) such benefits, if any, as may be required to be provided by the Company under the Comprehensive Omnibus Budget Reconciliation Act (COBRA), or any successor or similar legislation.

     (f) In the event of a Change in Control of the Company, the remaining amounts payable under this Agreement shall become immediately due and payable in one lump sum. Following such payment, this Agreement shall terminate. For the purposes of this Agreement, a "Change in Control" shall be deemed to have taken place upon the occurrence of any one or more of the following:

          (i) Roy F. Mitte is no longer the Chairman, President and Chief Executive Officer of the Company,

          (ii) a majority of the members of the Board of Directors of the Company are not individuals who were selected to serve as Directors by Roy F. Mitte.

     (g) In no event shall the amount of the payment to be made to Employee under the provisions of Section 4(f), above, exceed an amount which would cause all amounts to be received by Employee which are treated as "parachute payments" (within the meaning of section 280G(b)(2) of the Internal Revenue Code) to exceed 2.99 times the "base amount" applicable to Employee for purposes of section 280G(b)(3) of the Internal Revenue Code.

     5. Employee's Representations.

     (a) The Employee represents that he has full authority to enter into this Agreement and that he is free to enter into this Agreement and not under any contractual restraint which would prohibit the Employee from satisfactorily performing his duties to the Company under this Agreement.

     (b) The Employee acknowledges that he is free to seek advice from independent counsel with respect to this Agreement. The Employee has either obtained such advice or, after carefully reviewing this Agreement, has decided to forego such advice. The Employee is not relying on any representation or advice from the Company or any of its officers, directors, attorneys or other representatives regarding this Agreement, its content or effect.

     6. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas.

     7. Entire Agreement. This Agreement constitutes the whole agreement of the parties hereto in reference to any employment of the Employee by the Company and in reference to any of the matters or things herein provided for or hereinabove discussed or mentioned in reference to such employment; all prior agreements, promises, representations and understandings relative thereto being herein merged.

     8. Assignability.

     (a) In the event the Company shall merge or consolidate with any other corporation, partnership or business entity, or all or substantially all of the Company's business or assets shall be transferred in any manner to any other corporation, partnership or business entity, then such successor to the Company shall thereupon
                                     Ex - 8
     succeed to, and be subject to, all rights, interests, duties and obligations of, and shall thereafter be deemed for all purposes hereof to be, the "Company" under this Agreement.

     (b) This Agreement is personal in nature and the Employee shall not, without the written consent of the Company, assign or transfer this Agreement or any rights or obligations hereunder.

     (c) Except as set forth in subsection (a) above, nothing expressed or implied in this Agreement is intended or shall be construed to confer upon or give to any person, other than the parties to this Agreement, any right, remedy or claim under or by reason of this Agreement or of any term, covenant or condition of this Agreement.

     9. Amendments; Waivers. This Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms or covenants of this Agreement may be waived only by a written instrument executed by the parties to this Agreement or, in the case of a waiver, by the party waiving compliance. Any such written instrument must be approved by the Board to be effective as against the Company. The failure of any party at any time or times to require performance of any provision of this Agreement shall in no manner affect the right at a later time to enforce the same. No waiver by any party of the breach of any term or provision contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such breach, or a waiver of the breach of any other term or covenant contained in this Agreement.

     10. Notice. All notices, requests or consents required or permitted under this Agreement shall be made in writing and shall be given to the other party by personal delivery, overnight air courier (with receipt signature) or facsimile transmission (with "answerback" confirmation of transmission), if to the Company, sent as follows: Attention: Theodore A. Fleron, 6500 River Place Blvd., Building One, Austin, Texas 78730, and if to the
     Employee: James M Grace, P.O. Box 7981, Horseshoe Bay, Texas 78657-7981, or such other addresses or telecopy numbers of which the parties have given notice pursuant to this Section 12. Each such notice, request or consent shall be deemed effective upon the date of mailing of such notice, provided the mailing party retains a receipt signature or confirmation of transmission, as applicable.

     11. Severability. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.


                                     Ex - 9

     IN WITNESS WHEREOF, the parties to this Agreement have executed this Employment Agreement as of the date first above written.

                               InterContinental Life Corporation
                               a Texas corporation


                               By
                                --------------------------------------
                               Roy F. Mitte
                               Chairman, President and Chief Executive Officer


                               Address for Notices:

                               6500 River Place Blvd.,
                               Building One
                               Austin, Texas 78730
                               Telephone: (512) 404-5000


                               Employee:

                                By:
                                -----------------------------------------
                                James M. Grace

                                Address for Notices:

                                P.O. Box 7981
                                Horseshoe Bay, Texas 78657-7981



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



















                                     Ex - 12