Form 10-Q
period 2001-03-31
INTERCONTINENTAL LIFE CORP
filed 2001-05-15
CIK 50982

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 2001
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

                           YES  X    NO

Number of common shares outstanding ($.22 Par Value) at end of period: 8,180,407

                           Forward-Looking Statements

Except for historical factual information set forth in this Form 10-Q, the statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "path," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning the financial results, economic conditions and are subject to known and unknown risks, uncertainties and other factors contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of ILCO to sell its products, the market value of ILCO's investments and the lapse rate and profitability of policies; (2) ILCO's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity and other factors which may affect the profitability of ILCO's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of ILCO's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and insurance companies; (8) ratings assigned to ILCO's insurance subsidiaries by independent rating organizations such as A.M. Best Company, which ILCO believes are particularly important to the sale of annuity and other accumulation products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect ILCO.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
     March 31, 2001 and December 31, 2000.................................. 4

Consolidated Statements of Income
     For the three month periods ended
     March 31, 2001 and March 31, 2000......................................6

Consolidated Statements of Cash Flows
     For the three month periods ended
     March 31, 2001 and March 31, 2000......................................7

Notes to Consolidated Financial Statements..................................9

Item 2. Management's Discussion and Analysis of
     Financial Conditions and Results of Operations........................10

Item 3. Quantitative and Qualitative Disclosures
     About Market Risk.....................................................19

Part II

Other Information..........................................................20

Signature Page.............................................................23

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                         March 31,            December 31,
                                                                           2001                   2000
ASSETS                                                                  (Unaudited)

Investments:
Fixed maturities, at amortized cost (market value
 approximates $1,014 and $1,386 at March 31,
 2001 and December 31, 2000)                                       $      1,002             $     1,386
Fixed maturities available for sale, at market value
 (amortized cost of $418,020 and $436,997 at
 March 31, 2001 and December 31, 2000)                                  427,360                 440,749
Equity securities, at market value (cost approximates
  $338 at March 31, 2001 and December 31, 2000)                           2,510                   1,764
Policy loans                                                             48,139                  48,449
Mortgage loans                                                            4,824                   4,858
Invested real estate and other invested
 assets                                                                  40,401                  32,969
Short-term investments                                                  143,530                 129,807
       Total investments                                                667,766                 659,982
Cash and cash equivalents                                                10,203                   9,066
Notes receivable from affiliates                                         33,812                  35,349
Accrued investment income                                                 8,552                   8,304
Accounts receivable and other receivables                                26,130                  24,340
Reinsurance receivables                                                  16,606                  17,448
Real estate occupied by the Company                                      20,086                  19,938
Property and equipment, net                                               5,032                   5,005
Deferred policy acquisition costs                                        40,323                  39,395
Present value of future profits of
 acquired businesses                                                     35,446                  36,024
Other assets                                                              7,731                   7,866
Separate account assets                                                 427,659                 444,898
       Total Assets                                                $  1,299,346             $ 1,307,615


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                            (in thousands of dollars)


                                                                       March 31,              December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                     2001                     2000
                                                                      (Unaudited)

Liabilities:
Policy liabilities and contractholder deposit funds:
Future policy benefits                                             $    128,371          $      130,325
Contractholder deposit funds                                            520,797                 520,349
Unearned premiums                                                         1,589                   1,589
Other policy claims and benefits payable                                 10,581                  10,801
                                                                        661,338                 663,064
Other policyholders' funds                                                2,584                   3,015
Deferred federal income taxes                                            29,384                  27,188
Other liabilities                                                        15,741                  10,045
Separate account liabilities                                            422,618                 440,127
    Total Liabilities                                                 1,131,665               1,143,439
Commitments and Contingencies

Redeemable preferred stock:
Class A Preferred, $1 par value,
 5,000,000 shares authorized, issued                                      5,000                   5,000
Class B Preferred, $1 par value,
 15,000,000 shares authorized, issued                                    15,000                  15,000
                                                                         20,000                  20,000
Redeemable preferred stock held in treasury                             (20,000)                (20,000)
                                                                             -0-                     -0-
Shareholders' Equity:
Common Stock, $.22 par value,  15,000,000 shares
 authorized; 10,883,478 and 10,859,478 shares
 issued, 8,180,407 and 8,129,385 shares outstanding in
 2001 and 2000, respectively                                              2,398                   2,389
Additional paid-in capital                                                4,745                   4,561
Accumulated other comprehensive income                                    7,482                   3,365
Retained earnings                                                       163,169                 163,998
                                                                        177,794                 174,313
Common treasury stock, at cost, 2,703,071 and
 2,730,093 in 2001 and 2000,  respectively                              (10,113)                (10,137)
Total Shareholders' Equity                                              167,681                 164,176
Total Liabilities and Shareholders' Equity                         $  1,299,346          $    1,307,615

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except for per share data)
                                   (unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       2001                    2000

Revenues:

 Premium                                                           $   2,063               $   2,278
 Net investment income                                                12,337                  12,204
 Earned insurance charges                                              9,894                  10,149
 Other                                                                   643                     768
                                                                      24,937                  25,399
Benefits and expenses:
 Policyholder benefits and expenses                                    6,911                   7,353
 Interest expense on contract holders
  deposit funds                                                        7,391                   7,159
 Amortization of present value of future
  profits of acquired businesses                                         577                     966
 Amortization of deferred policy
  acquisition costs                                                      747                     694
 Operating expenses                                                    4,825                   4,129

                                                                      20,451                  20,301
Income from operations                                                 4,486                   5,098
Provision for federal income taxes                                     1,654                   1,867

Net income                                                         $   2,832               $   3,231

Net income per share
Basic:

Weighted average common stock
  outstanding                                                          8,160                   8,817
Basic earnings per share                                           $    0.35               $    0.37

Diluted:
 Common stock and common stock equivalents                             8,241                   8,824
Diluted earnings per share                                         $    0.34               $    0.37

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
CASH FLOWS FROM OPERATING                                               2001                   2000
ACTIVITIES

Net Income                                                         $   2,832          $        3,231
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:

Amortization of present value of future
 profits of acquired businesses                                          577                     966
Amortization of deferred policy
 acquisition costs                                                       747                     694
Depreciation                                                             426                      59
Changes in assets and liabilities:
Increase in accrued investment income                                   (248)                   (803)
Decrease (increase) in agent advances and
 other  receivables                                                     (948)                  2,878
Policy acquisition costs deferred                                     (1,675)                 (1,513)
Decrease in policy liabilities and
 contractholder deposit funds                                         (1,726)                 (7,676)
(Increase) decrease in other policyholders' funds                       (431)                     13
Increase in other liabilities                                          5,696                   2,679
Increase in deferred federal income taxes                              2,196                   1,068
Decrease (increase) in other assets                                      135                   (800)
Deferred tax on change in comprehensive income                        (2,217)                     0
Accrual for shareholder dividends                                     (3,937)                     0
Other, net                                                              (120)                  (808)
Net cash provided by (used in) operating
 activities                                                        $   1,307               $    (12)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                       Three Months Ended
                                                                             March 31,
CASH FLOWS FROM INVESTING                                              2001                  2000
ACTIVITIES


Investments purchased                                              $ (26,524)              $(32,773)
Proceeds from calls and maturities of investments                     38,776                 12,384
Net change in short-term investments                                 (13,723)                27,267
Purchases and sales of equipment                                        (453)                   (72)
Decrease in notes receivable from affiliates                           1,537                  1,537
Net cash(used in) provided by investing activities                      (387)                 8,343

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                                -0-                (5,159)
Issuance of common stock                                                 217                     -0-
Net cash provided by (used in) financing activities                      217                 (5,159)
Net increase in cash and cash equivalents                              1,137                   3,172
Cash and cash equivalents, beginning of period                         9,066                   3,358
Cash and cash equivalents, end of period                           $  10,203               $   6,530







              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial statements included herein have been presented to conform to the requirements of Form 10-Q. This presentation includes year end balance sheet data which was derived from audited financial statements. The notes to the financial statements do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to Form 10-K for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission for financial statements prepared in accordance with GAAP. Management believes the financial statements reflect all adjustments necessary to present a fair statement of interim results. Certain prior year amounts have been reclassified to conform with current year presentation.

Other Comprehensive Income

The following is a reconciliation of total accumulated other comprehensive income from December 31, 2000 to March 31, 2001 (in thousands):

                                          Net unrealized
                                           gain on
                                           investments                                          Total
                                           in fixed                    Net                      accumulated
                                           maturities                  appreciation             other
                                           available for               of equity                comprehensive
                                           sale                        securities               income

Balance at December 31, 2000             $   2,438                  $      927                $     3,365
Current period change                        3,633                         484                      4,117
Balance at March 31, 2001                $   6,071                  $    1,411                $     7,482


Dividends Declared

In March, 2001, ILCO announced that its board of directors approved the payment of an annual cash dividend in the amount of $.41 per share. The dividend was paid on April 12, 2001 to shareholders of record on March 19, 2001. The dividend has been accrued in other liabilities on the consolidated balance sheet.

New Accounting Pronouncements

In June, 1998, the FASB issued FAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS No. 133, as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133", is applicable to financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133". As the Company does not have significant investments in derivative financial instruments, the adoption of FAS 133 did not have a material impact on the Company's results of operations, liquidity or financial position.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


       Results of Operations - Three Months Ended March 31, 2001 and 2000

For the three-month period ended March 31, 2001, InterContinental Life Corporation's ("ILCO" or the "Company") net income was $2,832,000 (basic earnings of $0.35 and diluted earnings of $0.34 per common share) as compared to $3,231,000 (basic earnings and diluted earnings of $0.37 per common share) in the first three months of 2000. Earnings per share are stated in accordance with the requirements of FAS No. 128, which establishes two measures of earnings per share: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were converted or exercised.

For the three-month period ended March 31, 2001, ILCO's income from operations, before provision for federal income taxes was $4,486,000 on revenues of $24,937,000 as compared to income of $5,098,000 on revenues of $25,399,000 for the first three months of 2000.

The operating strategy of the Company's management emphasizes several key objectives: expense management; marketing of competitively priced insurance products which are designed to generate an acceptable level of profitability; maintenance of a high quality portfolio of investment grade securities; and the provision of quality customer service.

Revenues.

Premium income, net of reinsurance, for the first three months of 2001 was $2.06 million, as compared to $2.28 million for the first three months of 2000. This source of revenues is related to the traditional life insurance and accident & health insurance book of business of ILCO's insurance subsidiaries. The decrease from March 31, 2000 to March 31, 2001 is attributable to the decrease of the in-force face amounts of the traditional life insurance book of business from $131.7 million at March 31, 2000 to $128.4 million at March 31, 2001. Reinsurance premiums ceded were $0.15 million for the first three months of 2001, as compared to $0.3 million in the first three months of 2000. The decrease in the amount of reinsurance premiums ceded is consistent with the decrease in premium from the traditional business.

Net investment income for the quarter ended March 31, 2001 was $12.3 million as compared to $12.2 million for the same quarter in 2000. The increase in investment income is primarily attributable to the rental income derived from the River Place Pointe properties being developed by a subsidiary of ILCO. Since the properties were in developmental stage during the first quarter of 2000, the project did not contribute to investment income for that period. The increase in rental income was partially offset by a lower level of interest income received on fixed income and short-term investments.

Earned insurance charges for the three month period ended March 31, 2001 were $9.89 million, as compared to $10.15 million for the same period in 2000. This source of revenues is related to the universal life insurance and annuity book of business of the insurance subsidiaries of the Company. The decrease in income from earned insurance charges is attributable to a decrease in the face amount of in- force universal life insurance policies. The face amount of in force universal life policies was $4.86 billion at March 31, 2000 as compared to $4.60 billion at March 31, 2001. The decline in earned insurance charges was also affected by a slight decrease in the amount of surrender charges received in connection with policy surrenders and partial withdrawals from in-force policies.

Benefits and Expenses.

Policyholder benefits and expenses for the quarter ended March 31, 2001 were $6.91 million, as compared to $7.35 million for the quarter ended March 31, 2000. The decline is primarily attributable to a decrease in benefits paid to policyholders in connection with the surrender of policies.

Interest expense on contract holders deposit funds was $7.39 million for the quarter ended March 31, 2001, as compared to $7.16 million for the quarter ended March 31, 2000. This expense reflects increases or decreases in cash value or interest rates of the universal life and annuity books of business. The increase from the first quarter of 2000 to the first quarter of 2001 reflects higher cash values of in- force life insurance and annuity policies as of March 31, 2001.

The expense related to the amortization of present value of future profits of acquired businesses was $0.58 million for the three-month period ended March 31, 2001, as compared to $0.97 million for the same period ended March 31, 2000. The decrease for the first quarter of 2001 is in line with the expected amortization of the remaining book of business.

The expense related to the amortization of deferred policy acquisition costs was $0.75 million for the three-month period ended March 31, 2001, as compared to $0.69 million for the same three month period in 2000. The slight increase in amortization of deferred policy acquisition costs is attributable to the continued capitalization of expenses incurred in connection with the writing of new business.

The operating expenses of the Company were $4.83 million for the quarter ended March 31, 2001, as compared to $4.13 million for the quarter ended March 31, 2000.

The provision for federal income taxes was $1.65 million in the quarter ended March 31, 2001 as compared to $1.87 million in the quarter ended March 31, 2000. The decrease is primarily attributable to the lower level of income from operations.

For the three-month period ended March 31, 2001, the lapse rate with respect to universal life insurance policies decreased from the lapse rate experienced in the similar period in 2000. The rate for the 2001 period was 4.86 %, as compared to 6.96 % in the 2000 period. The lapse rate with respect to traditional
(non-universal) life insurance policies slightly increased from the levels experienced in the first quarter of 2000. The rate for the three-month period ended March 31, 2001 was 7.89 %, as compared to 7.88 % in the similar period in 2000. The lapse rates experienced during these periods were within the ranges anticipated by management.

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

Prior to June 30, 2000, ILCO's principal source of liquidity consisted of the periodic payment of principal and interest by Investors-NA, pursuant to the terms of the Surplus Debentures. The Surplus Debentures were originally issued by Standard Life Insurance Company and their terms were previously approved by the Mississippi Insurance Commissioner. In connection with the 1993 merger of Standard Life into Investors-NA, the obligations of the Surplus Debentures were assumed by Investors-NA. As of June 30, 2000, the outstanding principal balance of the Surplus Debentures was completely paid off. For periods subsequent to June 30, 2000, ILCO's available source of liquidity is dividends paid to it from its subsidiaries. Applicable state insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of Investors-NA to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Washington, its domiciliary state. The Washington insurance law limits how and when Investors-NA can pay shareholder dividends by including the "greater of" standard for payment of dividends to shareholders, and requiring that prior notification of a proposed dividend be given to the Washington Insurance Commissioner and that cash dividends may be paid only from earned surplus. Under the "greater of" standard, an insurer may pay a dividend in an amount equal to the greater of (i) 10% of the policyholder surplus or (ii) the insurer's net gain from operations for the previous year. As of March 31, 2001, Investors-NA had earned surplus of $60.7 million.

Investors-IN is domiciled in the State of Indiana. Under the Indiana insurance code, a domestic insurer may make dividend distributions upon proper notice to the Department of Insurance, as long as the distribution is reasonable in relation to adequate levels of policyholder surplus and quality of earnings. Under Indiana law the dividend must be paid from earned surplus. Extraordinary dividend approval would be required where a dividend exceeds the greater of 10% of surplus or the net gain from operations for the prior fiscal year. Investors-IN had earned surplus of $23.4 million at March 31, 2001.

ILCO's cash and cash equivalents at March 31, 2001 was $10.2 million as compared to $9.07 million at December 31, 2000. The $1.13 million increase in cash and cash equivalents at March 31, 2001 as compared to the year end 2000 was due primarily to $1.8 million of funds received from a tenant in River Place Pointe for tenant improvement reimbursement related to the construction of their office space.

ILCO's net cash flow provided by (used in) operating activities was $1.31 million for the three-month period ended March 31, 2001, as compared to $(12,000) for the first three months of 2000. The change is related to an increase in policy liabilities and contractholder deposit funds due to a lower amount of surrendered policies.

The net cash provided by (used in) financing activities was $0.22 million for the quarter ended March 31, 2001, as compared to $(5.16) million for the quarter ended March 31, 2000. The cash used in financing activities for the year 2000 was attributable to ILCO's stock repurchase plan.

Net cash flow (used in) provided by investing activities was $(0.39)million for the three months ended March 31, 2001, as compared to $8.34 million for the same period in 2000. The decrease in cash flow provided by investing activities was due to reinvestments in other invested assets during the first quarter of 2001, whereas in the first quarter of 2000 the cash provided by investing activities was used to finance the stock repurchases described above.

Management believes that its cash, cash equivalents and short term investments are sufficient to meet the needs of its business.

Investments.

As of March 31, 2001, the book value of the Company's investment assets totaled $667.77 million, as compared to $659.98 as of December 31, 2000. Total assets as of March 31, 2001 ($1.30 billion) decreased slightly from the level as of December 31, 2000 ($1.31 billion). The increase in investment assets was primarily attributable to an increase in short-term investments as well as an increase in invested real estate and other invested assets. The level of short-term investments at March 31, 2001 was $143.53 million, as compared to $129.81 million at the end of 2000. This increase was primarily attributable to new investments in short-term assets. Since interest rates were lower in the first quarter of 2001, long-term investments that matured or were called early were primarily reinvested in short- term investments, avoiding long term investments at low interest rates.

As of March 31, 2001, the market value of the fixed maturities available for sale segment was $427.36 million as compared to an amortized cost of $418.02 million, or an unrealized gain of $9.34 million. The increase reflects unrealized gains on such investments related to changes in interest rates subsequent to the purchase of such investments. To reduce the exposure to interest rate changes, portfolio investments are selected so that diversity, maturity and liquidity factors approximate the duration of associated policyholder liabilities. The net of tax effect of this increase ($6.07 million at March 31, 2001) is included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets and has been recorded as a decrease in shareholders' equity. As required under the provisions of FAS No. 130, the determination of "Accumulated other comprehensive income" includes separate identification of the change in values which occurred during the current period.

Invested real estate and other invested assets increased from $33.0 million at December 31, 2000 to $40.4 million as of March 31, 2001. This increase is related to the development of the River Place Pointe project ("River Place Pointe") by Investors-NA. In October, 1998, Investors-NA purchased River Place Pointe, two adjoining tracts of land located in Austin, Texas totaling 47.995 acres. The aggregate purchase price for these tracts was $8.1 million. Prior to the closing of the transaction, Investors-NA obtained a Site Development Permit for the tracts from the City of Austin. The Site Development Permit allows for the construction of seven office buildings totaling 600,000 square feet, with associated parking, drives and related improvements. Construction on the first phase of the Project, which consists of two office buildings, an associated parking garage, and related infrastructure was completed during 2000. The second phase of construction, which includes two more office buildings, is in progress. Investors-NA began receiving rental income on the entire third building during March, 2001 and expects completion of the remaining office building in this phase by the end of May, 2001.

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

The Company's fixed maturities portfolio (including short-term investments), as of March 31, 2001, included a non-material amount (0.7% of total fixed maturities and short-term investments) of debt securities which, in the annual statements of the companies as filed with state insurance departments, were designated under the National Association of Insurance Commissioners ("NAIC") rating system as "3" (medium quality) or below. For the year ended December 31, 2000, the comparable percentage was also 0.7%. This number is attributable to mortgage bonds which the Company's insurance subsidiaries own in California utilities, which were downgraded to a "5" (lower quality) rating by the NAIC as of December, 2000. Investors-NA owns mortgage bonds in Pacific Gas & Electric which were purchased for $1.031 million and had a market value as of March 31, 2001 of $830,000 and as of December 31, 2000 of $720,000, and owns bonds in Southern California Edison which were purchased for $1.96 million and had a market value as of March 31, 2001 of $1.64 million and as of December 31, 2000 of $1.48 million. Investors-IN also owns bonds in Southern California Edison which were purchased for $488,085 and had a market value as of March 31, 2001 of $410,000 and as of December 31, 2000 of $370,000.

The investment objective of the Company's insurance subsidiaries emphasizes the selection of short to medium term high quality fixed income securities, rated Baa-3 (investment grade) or better by Moody's Investors Service, Inc. As of March 31, 2001, only 5.02% of the Company's total assets were invested in mortgage loans or real estate. Non-affiliated corporate debt securities that were non-investment grade represented only 0.2 % of the Company's total assets at March 31, 2001. The Company had investments in debt securities of affiliated corporations aggregating $ 33.8 million as of March 31, 2001, as compared to $35.3 million as of December 31, 2000.

Investments in mortgage-backed securities included collateralized mortgage obligations ("CMOs") of $173 million and mortgage-backed pass-through securities of $39.4 million at March 31, 2001. Mortgage-backed pass-through securities, sequential CMOs and support bonds, which comprised approximately 56.2% of the book value of the Company's mortgage-backed securities at March 31, 2001, are sensitive to prepayment and extension risks. The Company has reduced the risk of prepayment associated with mortgage-backed securities by investing in planned amortization class ("PAC") instruments, target amortization class ("TAC") instruments, accretion directed bonds and scheduled bonds. These investments are designed to amortize in a predictable manner by shifting the risk of prepayment of the underlying collateral to other investors in other tranches ("support classes") of the CMO. PAC and TAC instruments and accretion directed and scheduled bonds represented approximately 43.8% and sequential and support classes represented approximately 37.7% of the book value of the Company's mortgage-backed securities at March 31, 2001. In addition, the Company limits the risk of prepayment of CMOs by not paying a premium for any CMOs. The Company does not invest in mortgage-backed securities with increased prepayment risk, such as interest-only stripped pass-through securities and inverse floater bonds. ILCO did not have any z- accrual bonds as of March 31, 2001. The prepayment risk that certain mortgage-backed securities are subject to is prevalent in periods of declining interest rates, when mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages.

The Company does not invest in non-agency mortgage-backed securities, which have a greater credit risk than that of agency mortgage-backed securities.

ILCO does not make new mortgage loans on commercial properties. Substantially all of the Company's mortgage loans were made by its subsidiaries prior to their acquisition by the Company. At March 31, 2001, none of the mortgage loans held by the Company had defaulted as to principal or interest for more than 90 days, and none of the Company's mortgage loans were in foreclosure.

Another key element of the Company's investment strategy is to avoid large exposure in other investment categories which the Company believes carry higher credit or liquidity risks, including private placements, partnerships and bank participations. These categories accounted for approximately 0.2% of the Company's invested assets at March 31, 2001.

The consolidated balance sheets of the Company as of March 31, 2001 include $33.8 million of "Notes receivable from affiliates", represented by (i) a loan of $22.5 million from Investors-NA to Family Life Corporation and a $2.5 million loan from Investors-CA to Financial Industries Corporation (which is now owned by Investors-NA as a result of the merger of Investors-CA into Investors-NA) and $2.0 million of additions to the $2.5 million note made in accordance with the terms of such note; these loans were granted in connection with the 1991 acquisition of Family Life Insurance Company by a wholly-owned subsidiary of FIC
(ii) a loan of $30 million by Investors-NA to Family Life Corporation made in July, 1993, in connection with the prepayment by the FIC subsidiaries of indebtedness which had been previously issued to Merrill Lynch as part of the 1991 acquisition and (iii) a loan of $4.5 million by Investors-NA to Family Life Insurance Investment Company made in July, 1993, in connection with the same transaction described above.

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

                               Other Developments

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

The consummation of the merger remains subject to various conditions precedent set forth in the Agreement, including the approval of certain matters by the shareholders of FIC and ILCO. The shareholder meetings for approval of the merger and related matters are set for May 18, 2001. For a more detailed description of the Agreement, see the complete copy of the Agreement, attached as an annex to the S-4 filed by FIC with the Securities and Exchange Commission on February 1, 2001, as amended by the S-4/A filed on March 13, 2001 and the S-4/A filed on April 3, 2001.

Unsolicited  Verbal  Inquiries   Concerning  Possible  Purchase  of  Post-Merger
Company.

On March 8, 2001, FIC announced that it has received unsolicited verbal indications of interest from a few companies that may be interested in acquiring FIC after completion of the merger with ILCO. The press release did not state any price ranges or other material terms. In conjunction with such indications of interest, FIC has retained Philo Smith Capital Corporation as its financial advisor to explore the possibility of a post-merger sale of FIC with these companies and to further solicit indications of interest from other companies that may have similar interests. As indicated on the Form 424B3 filed with the Securities and Exchange Commission on May 9, 2001, FIC has received one indication of interest that it intends to pursue through further discussions with the third party submitting such indication of interest. However, FIC has still not determined whether it will sell the company, and no price or material terms on which it would agree to sell the company have been determined by the board of directors of FIC or agreed upon with any third party.

Dividend.

In March, 2001, ILCO announced that its board of directors approved the payment of an annual cash dividend in the amount of $0.41 per share. The dividend was paid on April 12, 2001, to record holders as of the close of business on March 19, 2001.

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

                               Interest Rate Risk

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair market value related to the financial instruments segment of the Company's balance sheet is estimated to be $19.4 million at March 31, 2001 and $21.1 million at December 31, 2000. For purposes of the foregoing estimate, the following categories of the Company's fixed income investments were taken into account: (i) fixed maturities, including fixed maturities available for sale, (ii) short-term investments and (iii) notes receivable from affiliates. The approximate market value of such assets was $605.7 million at March 31, 2001 and $607.3 million at December 31, 2000.

The fixed income investments of the Company include certain mortgage-backed securities. The market value of such securities was $220.8 million at March 31, 2001 and $ 223.6 million at December 31, 2000. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in the fair market value related to such mortgage-backed securities is estimated to be $9.3 million at March 31, 2001 and $11.1 million at December 31, 2000.

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

Universal Life Litigation:

ILCO and Investors-NA are defendants in a lawsuit which was filed in October, 1996, in Travis County, Texas. CIGNA Corporation, an unrelated Company, is also a named defendant in the lawsuit. The named plaintiffs in the suit (a husband and wife), allege that the universal life insurance policies sold to them by INA Life Insurance Company (a company which was merged into Investors-NA in 1992) utilized unfair sales practices. The named plaintiffs seek reformation of the life insurance contracts and an unspecified amount of damages. The named plaintiffs also seek a class action as to similarly situated individuals. In April, 2001, the named plaintiffs filed an amended complaint, so as to include various post-sale allegations, including allegations related to the manner in which increases in the cost of insurance were applied, the allocation of portfolio yields to the universal life policies and changes in the spread between the earned rate and the credited rate. The Company filed a motion to strike the amended Complaint, which motion was denied by the Court. No certification of a class has been granted as of the date hereof. The Company believes that the suit is without merit and intends to vigorously defend this matter.

Litigation Relating to the FIC/ ILCO Merger:

On the day that FIC and ILCO each publicly announced the formation of a special committee to evaluate a potential merger, two class action lawsuits were filed against ILCO, FIC and the officers and directors of ILCO. The actions allege that a cash consideration in the proposed merger is unfair to the shareholders of ILCO, that it would prevent the ILCO shareholders from realizing the true value of ILCO, and that FIC and the named officers and directors had material conflicts of interest in approving the transaction.

In their initial pleadings, the plaintiffs sought certification of the cases as class actions and the named plaintiffs as class representatives, and among other relief, requested that the merger be enjoined (or, if consummated, rescinded and set aside) and that the defendants account to the class members for their damages.

Recently, the plaintiffs initiated discovery in this matter. The defendants believe that the lawsuits are without merit and intend to vigorously contest the lawsuits. Management is unable to determine the impact, if any, that the lawsuits may have on the results of operations of the Company.

Other Litigation:

Additionally, ILCO's insurance subsidiaries are regularly involved in litigation, both as a defendant and as plaintiff. The litigation naming the insurance subsidiaries as defendant ordinarily involves our activities as a provider of insurance protection products. We do not believe that such litigation, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None


Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Form 10-K Annual Report of Registrant for the year ended December 31, 2000 heretofore filed by Registrant with the Securities and Exchange Commission, which is hereby incorporated by reference.

        (b)    Reports on Form 8-K

               On January 22, 2001, the Registrant filed a report on Form 8-K. The report pertained to the announcement by the Registrant that it had entered into a definitive agreement whereby Financial Industries Corporation ("FIC") would acquire the remaining common shares (approximately 52%) of ILCO which FIC does not currently own. The terms and provisions of the transaction are set forth in an Agreement and Plan of Merger dated as of January 17, 2001, among the Registrant, FIC and ILCO Acquisition Company. A copy of the Agreement and Plan of Merger is attached to the Report of Form 8-K.

               INTERCONTINENTAL LIFE CORPORATION AND SUBSIDIARIES





                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


INTERCONTINENTAL LIFE CORPORATION


 /s/ James M. Grace
James M. Grace, Treasurer







Date: May 15, 2001